Form 10-Q
period 2020-03-31
DSP GROUP INC /DE/
filed 2020-05-11
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, there were 23,207,806 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,285	$28,737
Restricted deposit	500	518
Marketable securities and short-term deposits	40,595	39,141
Trade receivables	13,881	15,382
Other accounts receivable and prepaid expenses	3,553	3,551
Inventories	8,017	7,464

TOTAL CURRENT ASSETS	101,831	94,793

PROPERTY AND EQUIPMENT, NET	6,697	6,805

NON-CURRENT ASSETS:
Long-term marketable securities	51,974	62,884
Operating leases right of use	11,182	11,655
Long-term prepaid expenses and lease deposits	820	707
Deferred income taxes	6,567	6,377
Severance pay fund	15,225	15,800
Intangible assets, net	557	661
Goodwill	6,243	6,243

	92,568	104,327
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$201,096	$205,925

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$9,041	$8,511
Accrued compensation and benefits	6,620	8,781
Income tax accruals and payables	3,375	3,061
Operating lease liability	2,388	2,569
Accrued expenses and other accounts payable	3,347	2,317

TOTAL CURRENT LIABILITIES	24,771	25,239

NON-CURRENT LIABILITIES:
Deferred income taxes	101	119
Accrued severance pay	15,568	16,074
Operating lease liability	9,726	10,436
Accrued pensions	951	963

TOTAL NON-CURRENT LIABILITIES	26,346	27,592

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at March 31, 2020 (unaudited) and December 31, 2019;
Issued and outstanding shares: 23,204,867 and 23,110,631 shares at March 31, 2020 (unaudited) and December 31, 2019, respectively	23	23
Additional paid-in capital	388,387	386,534
Treasury stock at cost	(113,532)	(113,862)
Accumulated other comprehensive loss	(1,124)	(889)
Accumulated deficit	(123,775)	(118,712)

TOTAL STOCKHOLDERS’ EQUITY	149,979	153,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,096	$205,925

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended
	March 31,
	2020	2019

Revenues	$28,239	$28,276
Cost of revenues (1)	13,858	13,820

Gross profit	14,381	14,456
Operating expenses:
Research and development, net (2)	10,354	8,922
Sales and marketing (3)	5,011	4,483
General and administrative (4)	2,348	2,555
Intangible assets amortization	104	104
Total operating expenses	17,817	16,064
Operating loss	(3,436)	(1,608)
Financial income, net	903	313
Loss before income tax benefit	(2,533)	(1,295)
Income tax benefit	68	229

Net loss	$(2,465)	$(1,066)
Net loss per share:
Basic and diluted	$(0.11)	$(0.05)

Weighted average number of shares used in per share computations of net loss
Basic and diluted	23,342	22,542

(1)	Includes equity-based compensation expense in the amount of $120 and $115 for the three months ended March 31, 2020 and 2019, respectively.
(2)	Includes equity-based compensation expense in the amount of $751 and $750 for the three months ended March 31, 2020 and 2019, respectively.
(3)	Includes equity-based compensation expense in the amount of $555 and $402 for the three months ended March 31, 2020 and 2019, respectively.
(4)	Includes equity-based compensation expense in the amount of $406 and $638 for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (U.S. dollars in thousands)

	Three months ended March 31,
	2020	2019

Net loss:	$(2,465)	$(1,066)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains (losses)	(249)	751
Reclassification adjustments for (gains) losses included in net loss	(7)	47

Net change	(256)	798

Cash flow hedges:
Changes in unrealized gains	35	105
Reclassification adjustments for gains included in net loss	-	(83)

Net change	35	22

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	6	4

Net change	6	4

Foreign currency translation adjustments, net	(20)	(25)

Other comprehensive income (loss)	(235)	799

Comprehensive loss	$(2,700)	$(267)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:

Net loss	$(2,465)	$(1,066)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	396	330
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	1,832	1,905
Realized losses (gains) from sale of marketable securities, net	(7)	47
Capital loss (gain) from sale and disposal of property and equipment	(43)	10
Operating lease right-of-use asset amortization expenses	727	591
Change in operating lease liability	(1,145)	(284)
Amortization of intangible assets	104	104
Accrued interest and amortization of premium on marketable securities and deposits	126	50
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(211)	(522)
Trade receivables, net	1,485	(2,171)
Other accounts receivable and prepaid expenses	29	(58)
Inventories	(555)	534
Long-term prepaid expenses and lease deposits	(113)	(77)
Trade payables	532	(2,298)
Accrued compensation and benefits	(1,132)	(164)
Income tax accruals	328	202
Accrued expenses and other accounts payable	938	(666)
Accrued severance pay, net	69	39
Accrued pensions	9	8

Net cash provided by (used in) operating activities	904	(3,486)

Cash flows from investing activities:

Purchase of marketable securities	(11,336)	(9,931)
Proceeds from maturity of marketable securities	16,684	8,545
Proceeds from sales of marketable securities	5,734	4,150
Purchase of short-term deposits	(2,000)	-
Proceeds from redemption of short-term deposits	-	1,572
Purchases of property and equipment	(290)	(1,944)
Decrease in restricted deposits	17	-
Proceeds from sale of fixed assets	43	9

Net cash provided by investing activities	$8,852	$2,401

	Three months ended March 31,
	2020	2019
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$172	$938
Purchase of treasury stock	(3,350)	-

Net cash provided by (used in) financing activities	(3,178)	938

Increase (decrease) in cash and cash equivalents	6,578	(147)
Cash and cash equivalents at the beginning of the period	28,737	12,639
Erosion due to exchange rate differences	(30)	(24)

Cash and cash equivalents at the end of the period	$35,285	$12,468

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three Months Ended March 31, 2019	Number of common stock	Common stock	Additional paid-In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2018	22,266	$22	$378,855	$(122,325)	$(112,363)	$(2,324)	$141,865
Net loss	-	-	-	-	(1,066)	-	(1,066)
Change in accumulated other comprehensive income	-	-	-	-	-	799	799
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	102	*) -	-	1,023	(51)	-	972
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	333	1	17	3,334	(2,414)	-	938
Equity-based compensation	-	-	1,905	-	-	-	1,905
Balance at March 31, 2019	22,701	$23	$380,777	$(117,968)	$(115,894)	$(1,525)	$145,413
Three Months Ended March 31, 2020
Balance at December 31, 2019	23,111	$23	$386,534	$(113,862)	$(118,712)	$(889)	$153,094
Net loss	-	-	-	-	(2,465)	-	(2,465)
Purchase of treasury stock	(282)	*) -	-	(3,443)	-		(3,443)
Change in accumulated other comprehensive income	-	-	-	-	-	(235)	(235)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	104	*) -	-	1,052	(28)	-	1,024
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	272	*) -	21	2,721	(2,570)	-	172
Equity-based compensation	-	-	1,832	-	-	-	1,832
Balance at March 31, 2020	23,205	$23	$388,387	$(113,532)	$(123,775)	$(1,124)	$149,979

(*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2019.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020, have been applied consistently in these unaudited interim condensed consolidated financial statements, except as noted below:

Recently Issued and Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses on Financial Instruments,” which requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. Also, for available-for-sale debt securities with unrealized losses, the standard eliminates the concept of other-than-temporary impairments and requires allowances to be recorded instead of reducing the amortized cost of the investment. The adoption by the Company of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The condensed consolidated financial statements for the three months ended March 31, 2020 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for the first quarter of 2021 on a prospective basis, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Total operating lease cost during the three months ended March 31, 2020 and 2019 was $709 and $742, respectively, out of which an amount of $709 and $742, respectively, represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2020 and 2019.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows:

	Three months ended March 31
	2020	2019
	(Unaudited)
Weighted-average remaining lease term – operating leases (years)	7.90	8.26
Weighted-average discount rate – operating leases	5.06%	4.96%

As of March 31, 2020, the Company’s lease liabilities were as follows:

Operating Leases

Gross lease liabilities	$15,078

Less: imputed interest	(2,964)

Present value of lease liabilities	12,114
Less: current portion of lease liabilities	(2,388)
Total long-term lease liabilities	$9,726

NOTE c—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)

Work-in-process	$4,758	$4,512
Finished goods	3,259	2,952

	$8,017	$7,464

For the three months ended March 31, 2020, the Company did not record any inventory write-off expenses.

For the three months ended March 31, 2019, the Company recorded $93 of income due to the utilization of inventory that was written off in the past.

NOTE d—NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net loss per share further includes the effect of dilutive stock options, stock appreciation rights and restricted share units outstanding during the period, all in accordance with FASB ASC No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2020	2019
	(Unaudited)

Net loss	$(2,465)	$(1,066)
Loss per share:
Basic and diluted	$(0.11)	$(0.05)

Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	23,342	22,542
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-
Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	23,342	22,542

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2020 and December 31, 2019:

	Amortized cost		Unrealized losses, net		Fair value
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	17,079	$15,067	-	$-	$17,079	$15,067
Long-term deposits	-	-	-	-	-	-
U.S. GSE securities	4,535	4,468	12	(6)	4,547	4,462
Corporate obligations	71,278	82,556	(335)	(60)	70,943	82,496

	$92,892	$102,091	$(323)	$(66)	$92,569	$102,025

The amortized cost of marketable debt securities at March 31, 2020, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$23,525	$31	$(40)	$23,516
Due after one year to five years	52,288	150	(464)	51,974

	$75,813	$181	$(504)	$75,490

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in interest and other income (expense), net on our condensed consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. As of March 31, 2020, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities. The Company has not recorded any impairment charge for unrealized losses in the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and records such gains or losses as interest and other income (expense), net.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2020 amounted to $44,913, while the unrealized losses for these marketable securities amounted to $504. Of the $504 unrealized losses outstanding as of March 31, 2020, a portion of which in an amount of $15 relates to marketable securities that were in a loss position for more than 12 months and the remaining portion in an amount of $489 relates to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the three months ended March 31, 2020 and 2019 were $16,684 and $8,545, respectively. Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2020 and 2019 were $5,734 and $4,150, respectively. Net realized gains from the sale of available-for-sale securities for the three months ended March 31, 2020 were $7 compared to net realized losses for the three months ended March 31, 2019 of $47. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

NOTE f—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction.

The total amount of net unrecognized tax benefits was $3,248 and $3,170 at March 31, 2020 and December 31, 2019, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2020 and December 31, 2019, the Company had accrued interest and penalties relating to unrecognized tax benefits of $216 and $188, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three months ended March 31, 2020 and 2019, of the Company’s significant customers:

	Three months ended March 31,
Major customers/ distributors	2020	2019
	(Unaudited)
Ascend Technology Inc. (“Ascend Technology”) ¹ ²	37%	27%
VTech Holdings Ltd. (“VTech”)	19%	21%

Nexty Electronics Corporation (“Nexty Electronics”)¹ ³	12%	10%

¹ Distributor.

² Ascend Technology sells the Company’s products to a limited number of customers. One of those customers, Cisco Systems, Inc., accounted for 15% and 10% of the Company’s total revenues for the three months periods ended March 31, 2020 and 2019, respectively.

³ Nexty Electronics sells the Company’s products to a limited number of customers. One of those customers, Panasonic Communications Co., Ltd., accounted for 10% and 8% of the Company’s total revenues for the three months periods ended March 31, 2020 and 2019, respectively.

NOTE h—DERIVATIVE INSTRUMENTS

In accordance with Topic 815 “Derivatives and Hedging,” for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change.

As of March 31, 2020, the Company had no outstanding option contracts and had foreign exchange forward contracts in the amount of $3,000. These hedging contracts do not contain any credit-risk-related contingency features. See Note L for information on the fair value of hedging contracts.

The fair value of derivative assets and derivative liabilities were $35 and $0, respectively, at March 31, 2020. The Company recorded a net amount of $35 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheet at March 31, 2020.

The fair value of the outstanding derivative instruments at March 31, 2020 and December 31, 2019 is summarized below:

		Fair Value of Derivative Instruments
Derivative Assets (Liabilities)	Balance Sheet Location	March 31, 2020	December 31, 2019
		Unaudited	Audited

Foreign exchange forward and option contracts	Other accounts receivable and prepaid expenses (other accounts payable)	$35	-

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three months ended March 31, 2020 and 2019 is summarized below:

	Gains on derivatives recognized in OCI
	for the three months ended March 31,
	Unaudited
	2020	2019

Foreign exchange forward and option contracts	$35	$105

	Gains reclassified from OCI into income
		for the three months ended March 31,
		Unaudited
	Location	2020	2019

Foreign exchange forward and option contracts	Operating expenses	$-	$83

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

NOTE j—EQUITY-BASED COMPENSATION

Grants for the three months ended March 31, 2020 and March 31, 2019:

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended March 31, 2020 and 2019 was $13.82 and $11.61 per share, respectively (using the weighted average pre vest cancellation rate of 3.44% and 3.25% for the three months ended March 31, 2020 and 2019, respectively, on an annual basis).

The weighted-average estimated fair value of employee stock options and stock appreciation rights (“SARs”) granted during the three months ended March 31, 2019 was $3.41 per stock option and SARs, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

Three months ended March 31,
2019
(Unaudited)
Volatility	32.29%
Risk-free interest rate	2.16%
Dividend yield	0%
Pre-vest cancellation rate	4.63%
Post-vest cancellation rate	2.28%
Suboptimal exercise factor	1.229

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past award grants made by the Company. The expected life for stock options and SARs granted during the three months ended March 31, 2019 derived from the binomial model was 4.92 years. No stock options or SARs were granted for the three months ended March 31, 2020.

Employee stock benefit plans

As of March 31, 2020, the Company has two equity incentive plans from which the Company may grant future equity awards and one expired equity incentive plan from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also has one employee stock purchase plan. As of March 31, 2020, approximately 169,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 1,081,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/ RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (*)
	in thousands			in thousands
Outstanding at December 31, 2019	1,735	$3.84
RSUs granted	678	-
Options / SARs / RSUs cancelled/forfeited/expired	(21)	$0.55
Options / SARs exercised and RSUs vested	(283)	$1.23
Outstanding at March 31, 2020 (1)	2,109	$2.99	3.84	$21,958
Exercisable at March 31, 2020 (2)	586	$9.71	3.80	$2,162

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2020 ($13.40 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of approximately 2,048 thousands shares of the Company’s common stock as of March 31, 2020. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of approximately 547 thousands shares of the Company’s common stock as of March 31, 2020.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at March 31, 2020 with exercise prices above $13.40 per share (the closing price of the Company’s common stock on March 31, 2020) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $13.40	586	$9.71	1,523	$0.41	2,109	$2.99
Above $13.40	-	$-	-	$-	-	$-
Total	586	$9.71	1,523	$0.41	2,109	$2.99

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2020 and 2019 totaled $1,832 and $1,905, respectively.

As of March 31, 2020, there was $12,083 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2020 through 2024.

NOTE k—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the three months ended March 31, 2020 and 2019 are as follows:

	March 31,
	2020	2019
	Unaudited
Components of net periodic benefit cost:
Service cost and amortization of loss	$7	$5
Interest cost	3	4

Net periodic benefit cost	$10	$9

The net pension liability as of March 31, 2020 amounted to $951.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 (unaudited):

	Balance as of	Fair value measurements
	March 31, 2020	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$21,931	$21,931	-	-

Short-term marketable securities:
Corporate debt securities	$22,764	-	$22,764	-
U.S. GSE securities	$752		$752

Long-term marketable securities:
U.S. GSE securities	$3,795	-	$3,795	-
Corporate debt securities	$48,179	-	$41,179	-

Derivative assets	$35	-	$35	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019.

	Balance as of	Fair value measurements
Description	December 31, 2019	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$11,635	$11,635	-	-

Short-term marketable securities
U.S. GSE securities	$752	-	$752	-
Corporate debt securities	$23,322	-	$23,322	-

Long-term marketable securities
U.S. GSE securities	$3,710	-	$3,710	-
Corporate debt securities	$59,174	-	$59,174	-

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2020 due to the short-term maturity of these instruments.

NOTE m—STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2020, the Company repurchased 282,335 shares of common stock at an average purchase price of $12.19 per share for an aggregate purchase price of $3,443. As of March 31, 2020, 512,578 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

Repurchases of common stock are accounted for as treasury stock and result in a reduction of stockholders’ equity. The Company reissues treasury shares pursuant to its stock purchase plan, upon exercise of options and upon vesting of restricted stock units. Reissuance of treasury shares is accounted for in accordance with ASC No. 505-30 whereby gains are credited to additional paid-in capital and losses are charged to additional paid-in capital to the extent that previous net gains are included therein; otherwise losses are charged to retained earnings.

During the three months ended March 31, 2020, the Company issued approximately 376,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, the Company consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 36% and 37% of the Company’s total revenues for the first three months of 2020 and 2019, respectively, and (ii) revenues from SmartHome products amounted to 14% and 15% of the Company’s total revenues for the first three months of 2020 and 2019, respectively.

Unified Communications - Comprehensive solution for Unified Communications products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s Unified Communications products represented 36% and 33% of its total revenues for the first three months of 2020 and 2019, respectively. No revenues from any product in the Unified Communications segment exceeded 10% of the Company’s total revenues for either the first three months of 2020 or 2019.

SmartVoice - Products for the SmartVoice market that provides voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues from the Company’s HDClear products represented 14% and 15% of the Company’s total revenues for the first three months of 2020 and 2019, respectively. No revenues derived from any product in the SmartVoice segment exceeded 10% of the Company’s total revenues for either the first three months of 2020 or 2019.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2020 and 2019:

	Revenues		Income (loss) from operations
	Three months ended March 31,
	2020	2019	2020	2019
	Unaudited

Home	$14,018	$14,730	$3,576	$4,071
Unified Communications	10,238	9,409	3,709	2,855
SmartVoice	3,983	4,137	(8,294)	(6,063)

Total	$28,239	$28,276	$(1,009)	$863

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows (unaudited):

	Three months ended March 31,
	2020	2019

Income (loss) from operations	$(1,009)	$863
Unallocated corporate, general and administrative expenses	(491)	(462)
Equity-based compensation expenses	(1,832)	(1,905)
Intangible assets amortization expenses	(104)	(104)
Financial income, net	903	313

Total consolidated loss before taxes	$(2,533)	$(1,295)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2020 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$(66)	$-	$(486)	$(337)	$(889)
Other comprehensive income (loss) before reclassifications	(249)	35	-	(20)	(234)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(7)	-	6	-	(1)

Net current period other comprehensive income (loss)	(256)	35	6	(20)	(235)

Ending balance	$(322)	$35	$(480)	$(357)	$(1,124)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2020 (unaudited):

Details about accumulated other comprehensive income components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income

Gains on available-for-sale marketable securities	$(7)	Financial income, net
	-	Provision for income taxes
	(7)	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	3	Sales and marketing

	6	Total, before income taxes

	-	Provision for income taxes

	6	Total, net of income taxes

Total reclassifications for the period	$(1)	Total, net of income taxes

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

The Company recorded grants in the amount of approximately $200 and $400 for the three months ended March 31, 2020 and 2019, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●

Our belief that, while we are confident about our engagement pipeline and the potential of each of our growth initiatives, we may face some near-term softness, mainly related to a shortfall in consumer spending and its implications on demand for consumer electronic products, as well as the impact of the lockdowns on the ability of consumers to buy consumer electronics in outlets beyond the Internet;

●	Our expectation that revenues from our growth initiatives will increase in 2020 as compared to 2019;

●	Our expectation that revenues from growth initiatives will represent more than two-thirds of the total revenues in 2020;

●	Our belief that our past research and development investments in new technologies are paying off;

●	Our belief that our innovative technical solutions are well-positioned to play a significant role in the technological trends that are accelerating as a result of the COVID-19 pandemic;

●	Our belief that sensitivity to touching commonly-used surfaces could accelerate the adoption of voice as a user interfaces (VUIs) for a broad array of products;

●	Our belief that demand for Unified Communications products could increase to enhance workforces efficiency and productivity during the COVID-19 pandemic;

●	Our belief that increased voice calls made from home amid the COVID-19 pandemic could drive demand for the integration of DECT/ULE in home gateways to ensure quality of service and full home coverage;

●

Our belief that our company is uniquely positioned to leverage our leadership in Unified Communications, SmartVoice and SmartHome markets with world class technologies and innovative solutions that address the increasing demands of these markets;

●	Our expectation that the increase in revenues from growth initiatives will be driven mainly by our Unified Communications segment;

●	Our expectation that the Unified Communications market will recover in 2020 as compared to 2019;

●

Our belief that new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products; and

●	Our belief that our available cash and cash equivalents at December 31, 2020 should be sufficient to finance our operations for the foreseeable future.

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

Moreover, the full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on the company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the full effect of the COVID-19 outbreak on the company’s results of operations, financial condition or liquidity for fiscal year 2020. The following discussions are subject to the future effects of the COVID-19 pandemic.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our Home segment consists of cordless telephony products and SmartHome products, which are comprised of our home gateway and home automation products. Our Unified Communications segment consists of a comprehensive set of solutions for Unified Communications (VoIP office products). Our SmartVoice segment consists of products targeted at mobile, IoT and wearable device markets that incorporate our noise suppression and voice quality enhancement HDClear technology, as well as other third-party advanced voice processing, always on and sensor hub functionalities.

We are seeing evidence that our past research and development investments in new technologies are paying off. We believe our innovative technical solutions are well-positioned to play a significant role in the technological trends that are accelerating as a result of the COVID-19 pandemic. For instance, with more employees working remotely, and offices reconfiguring workspaces to cater to social distancing requirements, high-quality communication and remote collaboration tools are essential. This could create an increased demand for Unified Communications products such as headsets, phones, video conferencing and conferencing systems to enhance workforce’s efficiency and productivity. Also, individuals worldwide have recently become sensitive to the health risks of touching commonly-used surfaces, which could accelerate the adoption of voice as a user interfaces (VUIs) for a broad array of products to address the increasing preference for contactless, germ-free, voice-enabled human-machine interface. Moreover, amid the COVID-19 outbreak, voice calls made from home increased significantly, which could drive demand for the integration of DECT/ULE in home gateways to ensure quality of service and full home coverage. We believe our company is uniquely positioned to leverage our leadership in Unified Communications, SmartVoice and SmartHome markets with world class technologies and innovative solutions that address the increasing demands of these markets.

In the first quarter of 2020, revenues from our growth initiatives, namely sales from our Unified Communications, SmartHome and SmartVoice products, were $18.2 million and accounted for 64% of our total revenues, as compared to 63% of our total revenues for the first three months of 2019 and represented an increase of 3% year-over-year. Revenues from our Unified Communications products represented 36% of our total revenues for the first quarter of 2020, as compared to 33% of our total revenues for the first quarter of 2019. Revenues from our SmartVoice products represented 14% of our total revenues for the first quarter of 2020, as compared to 15% of our total revenues for the first quarter of 2019. Revenues from SmartHome products accounted for 14% of our total revenues for first quarter of 2020 as compared to 15% of our total revenues for the first quarter of 2019. Year-over-year, the Unified Communications segment grew 9%, revenues from the SmartVoice segment decreased by 4% and revenues from SmartHome products decreased by 5%. Based on a strong pipeline of design wins, our current mix of products for growth initiative  and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our growth initiatives to increase in 2020, as compared to 2019, and we expect such revenues to represent more than two-thirds of our total revenues for 2020. The expected increase in revenues from growth initiatives will be driven mainly by our Unified Communications segment.  Based on feedback from customers and major design wins we have secured to date, we anticipate that the Unified Communications market will recover in 2020, as compared to 2019.

Our revenues were $28.2 million for the first three months of 2020, essentially flat compared to the corresponding period of 2019. Revenue derived from cordless telephony products represented 36% of our total revenues for the first quarter of 2020, as compared to 37% of our total revenues for the first quarter of 2019, and declined by 5% for the first quarter of 2020, as compared to the same period in 2019.

Our gross margin decreased to 50.9% of our total revenues for the first quarter of 2020 from 51.1% for the first quarter of 2019, primary due to (i) lower inventory provisions for the first three months of 2019, as compared to the same period in 2020, and (ii) higher royalties expenses paid for the first three months of 2020, as compared to the first three months of 2019. The decrease was partially offset by positive effects from changes in the mix of products sold and mix of customers for the first three months of 2020, as compared to the first three months of 2019.

Our operating loss was $3.4 million for the first quarter of 2020, as compared to an operating loss of $1.6 million for the first quarter of 2019. The increase in our operating loss is attributable to an increase in operating expenses for the first three months of 2020, as compared to the corresponding period of 2019.

Our operating expenses amounted to $17.8 million for the first quarter of 2020, as compared to $16.1 million for the first quarter of 2019. The increase in our operating expenses for the first quarter of 2020, as compared to the first quarter of 2019, is attributable mainly to (i) an increase of $1.4 million in our research and development expenses for the first quarter of 2020, as compared to the corresponding period of 2019, and (ii) an increase of $0.5 million in our sales and marketing expenses for the first quarter of 2020, as compared to the corresponding period of 2019. These increases were partially offset by a decrease of $0.2 million in our general and administrative expenses for the first quarter of 2020, as compared to the corresponding period of 2019.

Notwithstanding our success in increasing our revenues from growth initiatives, we expect that our financial condition will continue to be challenged by the expected continued decline of the cordless telephony market. A significant percentage of our revenues continues to be generated from sales of chipsets used in cordless phones that are based on fixed-line telephony.

As of March 31, 2020, our principal source of liquidity consisted of cash and cash equivalents of $35.3 million and marketable securities and time deposits of $92.6 million, totaling $127.9 million.

COVID-19

An outbreak of a new strain of coronavirus, COVID-19, occurred in China in December 2019 and has spread globally.  The Center for Disease Control (“CDC”) and World Health Organization (“WHO”) have recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence and business sentiment.  In March, in compliance with global social distancing and lockdown regulations aimed to slow the spread of COVID-19, we moved most of our employees worldwide to a work-from-home model. We are following guidelines established by the CDC and WHO and orders issued by applicable governments where we operate. We have taken a number of precautionary health and safety measures to safeguard our employees while maintaining business continuity.  We are monitoring and assessing orders issued by applicable governments to ensure compliance with evolving COVID-19 guidelines.

Initially, the COVID-19 outbreak mainly affected our customers’ supply chain operations in China, as factories failed to re-open after the Chinese New Year Holiday.  Those factories experienced a prolonged shutdown and gradually resumed operations only in early March. As the pandemic progressed, each of the geographies in which we operate has issued some form of order requiring the closure of non-essential business and/or requiring residents to stay at home. Throughout this time period, we have continued to supply our chipsets and serve our customers. While the impact from COVID-19 on our the financial results for the first quarter of 2020 was relatively insignificant as set forth in the below section discussing the results of operations for the first quarter of 2020, we are currently unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources for the reminder of the year.  By the end of the first quarter, and to larger extent in the second quarter, demand for consumer electronic products has softened due to social distancing and shelter-in-place restrictions. Therefore, while we are confident about our engagement pipeline and the potential of each of our growth initiatives, looking forward, we may face some near-term softness, mainly related to a shortfall in consumer spending and its implications on demand for consumer electronic products, as well as the impact of the lockdowns on limiting consumers’ ability to buy consumer electronics in outlets beyond the Internet.

As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources conservatively by reducing and/or deferring non-essential capital expenditures and operating expenses to mitigate the adverse impact of the pandemic. We will continue to assess our business during the crisis to make strategic decisions that we believe are in the best interest of stockholders.

RESULTS OF OPERATIONS

The following table represents our total revenues, and our revenues by product family, for the three month periods ended March 31, 2020 and 2019 (dollars in millions):

	Three months ended March 31,
	2020	2019	Change
Total revenues (1)	$28.2	$28.3	-
Cordless (2)	$10.1	$10.6	(5%)
Percentage of total revenues	36%	37%
SmartHome (3)	$4.0	$4.2	(5%)
Percentage of total revenues	14%	15%
Unified Communications (4)	$10.2	$9.4	9%
Percentage of total revenues	36%	33%
SmartVoice (5)	$4.0	$4.1	(4%)
Percentage of total revenues	14%	15%
1.

The decrease in revenues for the first quarter of 2020 as compared to the same period in 2019 was primarily as a result of a decrease in sales of our cordless, SmartHome and SmartVoice products, partially offset by increased sales of our Unified Communications products.

2.	The decrease in cordless revenues for the first quarter of 2020 as compared to the same period in 2019 was mainly attributable to a decrease in customer demand in all cordless markets.
3.	The decrease of our SmartHome product sales for the comparable periods is attributable to a decrease in customer demand mostly for home gateway products.
4.

The increase in our Unified Communications product sales for the comparable periods is mainly attributable to a growth in market demand for our Unified Communications products that resulted from the growth of our market share within this market.

5.	The decrease in our SmartVoice product sales for the comparable periods was attributable to a decrease in customer demand in that market.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended March 31,
	2020	2019
United States	$886	$1,329
Japan	3,628	3,045
Europe	1,710	2,172
Hong-Kong	7,275	7,649
China	4,204	4,410
Taiwan	8,932	6,410
South Korea	1,198	2,506
Other	406	755

Total revenues	$28,239	$28,276

Sales to our customers in the United States decreased for the first quarter of 2020, as compared to the same period of 2019, representing a decrease of 33% in absolute dollars. The decrease in our sales to the United States for the comparable periods resulted mainly from a decrease in sales to one of our U.S. customers.

Sales to our customers in Japan increased for the first quarter of 2020, as compared to the same period of 2019, representing an increase of 19% in absolute dollars. The increase in our sales to Japan for the comparable periods resulted mainly from an increase in sales to one of our customers – Panasonic Communications Co., Ltd. (“Panasonic”), through our distributor – Nexty Electronics Corporation (“Nexty Electronics”), representing an increase of 20% for the comparable periods.

Sales to our customers in Europe decreased for the first quarter of 2020, as compared to the same period of 2019, representing a decrease of 21% in absolute dollars. The decrease in our sales to Europe for the comparable periods resulted mainly from a decrease in sales to one of our German customers.

Sales to our customers in Hong Kong decreased for the first quarter of 2020, as compared to the same period of 2019, representing a decrease of 5% in absolute dollars, resulting mainly from a decrease in sales to our customer, VTech Holdings Ltd. (“VTech”), representing an 11% decrease in sales for the comparable periods. This decrease was offset to some extent by an increase in sales to several other customers in Hong Kong.

Sales to our customers in Taiwan increased for the first quarter of 2020, as compared to the same period of 2019, representing an increase of 39% in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”), representing a 38% increase in sales for the comparable periods. The increase in sales to Ascend Technology resulted mainly from an increase in sales to Cisco Systems, Inc. (“Cisco”).

Sales to our customers in South Korea decreased for the first quarter of 2020, as compared to the same period of 2019, representing a decrease of 52% in absolute dollars, resulting mainly from a decrease in sales to our tier one customer in the SmartVoice segment.

Sales to other customers decreased for the first quarter of 2020, as compared to the same period of 2019, representing a decrease of 46% in absolute dollars. The decrease in our sales to other customers for the comparable periods resulted mainly from a decrease in sales to one of our customers located in Brazil.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three-month periods ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
VTech	19%	21%

Panasonic	10%	8%

Cisco	15%	10%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three month periods ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Nexty Electronics (1)	12%	10%

Ascend Technology (2)	37%	27%

(1)

Nexty Electronics sells our products to a limited number of customers. One of those customers, Panasonic, accounted for 10% and 8% of our total revenues for the first quarter of 2020 and 2019, respectively.

(2)

Ascend Technology sells our products to a limited number of customers. One of those customers, Cisco, accounted for 15% and 10% of our total revenues for the first quarter of 2020 and 2019, respectively.

Significant products. Revenues from our digital cordless telephony products represented 36% and 37% of our total revenues for the three months ended March 31, 2020 and 2019, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2020.

Revenues from our Unified Communications products represented 36% and 33% of our total revenues for the three months ended March 31, 2020 and 2019, respectively.

Revenues from our SmartHome products represented 14% and 15% of our total revenues for the first three months of 2020 and 2019, respectively.

Revenues from our SmartVoice products represented 14% and 15% of our total revenues for the three months ended March 31, 2020 and 2019, respectively.

Gross profit. Gross profit as a percentage of revenues was 50.9 % for the first quarter of 2020 and 51.1% for the first quarter of 2019. The decrease in our gross profit for the comparable periods was primarily due to (i) lower inventory provisions for the first three months of 2019, as compared to the same period in 2020, and (ii) higher royalty expenses for the first three months of 2020, as compared to the first three months of 2019, both of which were partially offset by the positive effects of changes in the mix of products sold and mix of customers for the first three months of 2020, as compared to the first three months of 2019.

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

Research and development expenses, net. Our research and development expenses, net, increased to $10.4 million for the first quarter of 2020 from $8.9 million for the first quarter of 2019. The increase for the first quarter of 2020 was mainly due to (i) an increase in IP and tape-out expenses in an amount of $1.2 million as compared to the first quarter of 2019, related to an innovative Edge AI SoC, (ii) an increase in payroll and related expenses as compared to the first quarter of 2019 due to the devaluation of the U. S. Dollar vs. the Israeli Shekel for the first quarter of 2020, (iii) an increase in the number of research and development employees for the first quarter of 2020, as compared to the first quarter of 2019, and (iv) a decrease in funding received from the Israeli Innovation Authority (“IIA”) in an amount of $0.2 million, as compared to the first quarter of 2019. These increases were partially offset by a decrease in labor contractors and subcontractor expenses, a decrease in travel expenses, and a decrease in development tools expenses, totaling $0.3 million for the first quarter of 2020, as compared to the same period of 2019.

Our research and development expenses, net, as a percentage of our total revenues were 37% and 32% for the three months ended March 31, 2020 and 2019, respectively.

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

Sales and marketing expenses. Our sales and marketing expenses increased to $5.0 million for the first quarter of 2020 from $4.5 million for the first quarter of 2019. The increase in sales and marketing expenses for the first quarter of 2020, as compared to the comparable period of 2019, was mainly due to (i) an increase in payroll and related expenses for the first quarter of 2020, as compared to the first quarter of 2019, in an amount of $0.2 million, mainly as a result of an increase in the number of sales and marketing employees, (ii) an increase of $0.2 million in equity-based compensation expenses for the first quarter of 2020, as compared to the same period of 2019, and (iii) an increase of $0.1 million in sales commissions for the first quarter of 2020, as compared to the same period of 2019.

Our sales and marketing expenses, net, as a percentage of our total revenues were 18% and 16% for the three months ended March 31, 2020 and 2019, respectively. The increase as a percentage of our total revenues for the three months ended March 31, 2020 was mainly due to an increase in sales and marketing expenses for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses decreased to $2.3 million for the first quarter of 2020 from $2.6 million for the first quarter of 2019. The decrease in our general and administrative expenses for the first quarter of 2020, as compared to 2019 is mainly attributable to a decrease of $0.2 million in equity-based compensation expenses for the first quarter of 2020, as compared to the first quarter of 2019.

General and administrative expenses as a percentage of our total revenues were 8% and 9% for the three month periods ended March 31, 2020 and 2019, respectively. The decrease as a percentage of our total revenues for the three months ended March 31, 2020 was mainly due to a decrease in general and administrative expenses for the comparable periods.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total revenues and amounted to 36% and 37% of the Company’s total revenues for the first three months of 2020 and 2019, respectively, and (ii) revenues from SmartHome products amounted to 14% and 15% of our total revenues for the first three months of 2020 and 2019, respectively.

Unified Communications - Comprehensive solution for Unified Communications products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from our Unified Communications products represented 36% and 33% of our total revenues for the first three months of 2020 and 2019, respectively. No revenues derived from any products in the Unified Communications segment exceeded 10% of our total revenues for either the first three months of 2020 or 2019.

SmartVoice - Products for the SmartVoice market that provides voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate our noise suppression and voice quality enhancement HDClear technology. Revenues from our HDClear products represented 14% and 15% of our total revenues for the first three months of 2020 and 2019, respectively. No revenues derived from any products in the SmartVoice segment exceeded 10% of the Company’s total revenues for either the first three months of 2020 or 2019.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2020 and 2019:

	Revenues		Income (loss) from operations
	Three months ended March 31,
	2020	2019	2020	2019

Home	$14,018	$14,730	$3,576	$4,071
Unified Communications	10,238	9,409	3,709	2,855
SmartVoice	3,983	4,137	(8,294)	(6,063)

Total	$28,239	$28,276	$(1,009)	$863

Sales to our customers in the home segment decreased for the first three months of 2020, as compared to the first three months of 2019, representing a decrease of 5% in absolute dollars. The decrease in sales in the Home segment for the comparable periods was mainly attributable to decreased demands for cordless phones over the comparable periods.

Sales to our customers in the Unified Communications segment increased for the first three months of 2020 as compared to the first three months of 2019, representing an increase of 9% in absolute dollars. The increase in sales in the Unified Communications segment for the comparable periods was mainly due to increased demand from our customers for, and an increase in our market share of, VoIP products.

Sales to our customers in the SmartVoice segment decreased for the first three months of 2020 as compared to the first three months of 2019, representing a decrease of 4% in absolute dollars. The decrease in sales to our customers in the SmartVoice segment for the first three months of 2020, as compared to the first three months of 2019, was mainly due to a decrease in sales to one of our tier one customers and sales of our SmartVoice products to OPPO Mobile Telecommunications Corp. Ltd, one of China’s top mobile OEMs.

The reconciliation of segment operating results information to our consolidated financial information is included in Note N to our condensed consolidated financial statements.

Amortization of intangible assets. For the first three months of 2020 and 2019, we recorded an expense of $0.1 million relating to the amortization of intangible assets associated with previous acquisitions.

Financial income, net. Financial income, net, amounted to $0.9 million and $0.3 million for the three month periods ended March 31, 2020 and 2019, respectively. The increase in financial income, net, resulted mainly from income related to exchange rate differences due to the lease accounting standard (ASC 2016-02) in an amount of $0.4 million for the first quarter of 2020, as compared to exchange rate difference expenses due to ASC 2016-02 in an amount of $0.3 million for the first quarter of 2019. The increase is offset to some extent by a decrease of $0.1 million in marketable securities and deposits interest for the three months period ended March 31, 2020, as compared to the three months period ended March 31, 2019, due to a decrease in interest rates.

Provision for income taxes. We had $0.1 and $0.2 million income tax benefit for the first quarters of 2020 and 2019, respectively.

The income tax benefit for the first quarter of 2020 was mainly attributable to income in an amount of $0.1 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. The income tax benefit for the first quarter of 2019 was attributable to (i) income in the amount of $0.1 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses, and (ii) income in the amount of $0.1 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in future periods at higher tax rates less current tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities.  During the first three months of 2020, we generated $0.9 million of cash and cash equivalents for our operating activities, as compared to $3.5 million of cash used in operating activities for the first quarter of 2019. The increase in net cash generated from operating activities for the first three months of 2020, as compared to the first three months of 2019, was mainly as a result of changes in working capital, including: (i) a decrease in accounts receivable in an amount of $1.5 million during 2020 as compared to an increase of $2.2 million in 2019, (ii) an increase in accounts payable of $0.5 million in 2020 as compared to a decrease of $2.3 million in 2019, and (iii) an increase in accrued expenses of $0.9 million in 2020, as compared to a decrease of $0.7 million in 2019. These increases were partially offset by (a) an increase in inventories in an amount of $0.6 million in 2020, as compared to a decrease of $0.5 million in 2019, (b) a decrease in accrued compensation and benefits in an amount of $1.1 million in 2020, as compared to a decrease of $0.2 million in 2019. In addition to the working capital changes, there was an increase in net loss for the first three months of 2020, as compared to the same period of 2019.

Investing activities.  We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes.  During the first quarter of 2020, we purchased $13.3 million of marketable securities and short-term deposits, as compared to $9.9 million of marketable securities during the first quarter of 2019. During the first quarter of 2020, $16.7 million of marketable securities matured and were called by the issuers, as compared to $8.5 million during the first quarter of 2019. During the first quarter of 2020 and 2019, $5.7 million and $4.2 million, respectively, of marketable securities were sold. During the first quarter of 2020, no short-term deposits matured whereas $1.6 million of short-term deposits matured during the same period in 2019. As of March 31, 2020, the amortized cost of our marketable securities and deposits was $92.9 million and their stated market value was $92.6, representing $0.3 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.3 and $1.9 million, for the first three months of 2020 and 2019, respectively. For the first quarter of 2019, the capital investments were related mostly to leasehold improvements for our new Israeli facilities.

Financing activities. During the first three months of 2020, we paid an aggregate purchase price of $3.4 million to repurchase approximately 275,000 shares of common stock at an average purchase price of $12.17 per share. No shares of common stock were repurchased during the first three months of 2019.

In addition, during the first quarter of 2020, we received $0.2 million upon the exercise of employee stock options. During the first quarter of 2019, we received $0.9 million upon the exercise of employee stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In February 2019, our board authorized an increase of the existing share repurchase program to an aggregate of $10.0 million, inclusive of previously authorized amounts under the repurchase program. At March 31, 2020, approximately 0.5 million shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of March 31, 2020, we had cash and cash equivalents totaling approximately $35.3 million and marketable securities and time deposits of approximately $93.1 million. Out of total cash, cash equivalents and marketable securities of $128.4 million, $116.4 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at March 31, 2020 was approximately $77 million, compared to $50.8 million as of March 31, 2019. The increase in working capital was mainly due to (i) replacement of long term marketable securities with short term marketable securities and deposits, and (ii) net cash generated from operating activities from March 31, 2019 through March 31, 2020. The above mentioned increases were partially offset by (a) purchase of capital equipment in an amount of $4.0 million from March 31, 2019 to March 31, 2020, and (b) the repurchase of our common stock in the amount of $3.4 million from March 31, 2019 through March 31, 2020. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term. We believe the company has the financial resources to weather the expected short-term impacts of COVID-19. However, we have limited insight into the extent to which our business may be impacted by COVID-19, and there are many uncertainties, including the length and severity of the pandemic. An extended and severe pandemic may materially and adversely affect our future operations, financial position and liquidity.

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

Foreign currency exchange rate risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2020, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to our condensed consolidated financial statements for the period ended March 31, 2020. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See “Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (4) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (5) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law requires us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” (6) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (7) changes to the Risk Factor below entitled “The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.”

The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans, travel restrictions, quarantines, shelter in place orders, restrictions accessing facilities, and shutdowns.  These measures have impacted and may further impact our workforce and operations and the operations of our customers, vendors and suppliers, as well as consumer confidence and demand.  There is considerable uncertainty regarding the impact and expected duration of such measures and potential future measures.  Continued restrictions may have a material adverse effect on our business, financial condition and results of operations.

The outbreak has significantly increased economic and demand uncertainty.  The COVID-19 pandemic has caused an economic slowdown that is likely to continue and could cause a global recession.

We have seen demand for consumer electronic products soften due to social distancing and shelter-in-place restrictions. Therefore, we may face some near-term softness, mainly related to a shortfall in consumer spending and its implications on demand for consumer electronic products, as well as the impact of the lockdowns on limiting consumers’ ability to buy consumer electronics in outlets beyond the Internet.

The spread of COVID-19 also has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and communities.  Such actions may result in further disruptions to our supply chain, operations and facilities, and workforce.  We cannot assure you that such measures will be sufficient to mitigate the risks posed by COVID-19, and our ability to perform critical functions could be harmed.

In recent weeks, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which may adversely affect our, our customers’, and our suppliers’ liquidity, cost of capital and ability to access the capital markets.  The continued spread of COVID-19 could cause further disruption in our supply chain and customer demand and could adversely affect the ability of our customers to perform. As a result, our customers may be unable to make timely payments to us, which could further adversely impact our business, financial condition and results of operations.

We cannot at this time quantify or forecast the business impact of COVID-19.  The degree to which COVID-19 impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, and we cannot assure you as to the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.

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

Sales of our digital cordless telephony products comprised 36% of our total revenues for the first quarter of 2020 and 37% for the same period of 2019. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

The following table represents our sales from our main customers as a percentage of our total revenues for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
Major Customers	2020	2019
VTech	19%	21%

Cisco	15%	10%

Panasonic	10%	8%

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and Unified Communications products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 95% of our total revenues for the first quarter of 2020 and 2019, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In each of our business activities, we face current and potential competition from competitors that may have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers.  Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitor in the cordless market is Dialog Semiconductors. Our principal competitors in the VoIP market include Broadcom, Dialog Semiconductors, Intel, Texas Instruments and Taiwanese IC vendors. Our principal competitors in the smart audio and noise reduction market include Knowles Corporation, Cirrus Logic, Synaptics, Microchip and developers of noise cancellation software running on mobile phones such as ForteMedia, NXP and Qualcomm.

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

We currently receive research grants from programs of the IIA. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. Such reduction can also take place due to different allocation and methodology that IIA is implementing. The reduction of such research grants may increase our research and development expenses, which in turn may reduce our operating income. As an example, in 2019, the amount of grants approved by the IIA was lower than prior years due to different allocation and methodology that IIA has implemented. Our research and development expenses may increase if the grants from the IIA are reduced which may negatively affect our financial results.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2020, 200 of our 337 employees were located in Israel, including 132 out of 202 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 95% of our total revenues for the first quarter of 2020 and 2019, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2020, we repurchased 282,335 shares of common stock at an average purchase price of $12.19 per share for approximately $3.4 million. The table below sets forth the information with respect to repurchases of our common stock during the first quarter ended March 31, 2020.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (January 1, 2020 to January 31, 2020)	-	-	-	794,913
Month #2 (February 1, 2020 to February 29, 2020)	4,730	14.01	4,730	790,183
Month #3 (March 1, 2020 to March 31, 2020)	277,605	12.16	277,605	512,578	(1)

(1)	The number represents the number of shares of our common stock that remained available for repurchase as of March 31, 2020 under previously authorized share repurchase programs.

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

At March 31, 2020, approximately 512,578 shares of our common stock are available for repurchase under our board-authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 3. defaults upon senior securities.

Not applicable.

ITEM 4. mine safety disclosure.

Not applicable.

ITEM 5. other information.

Not applicable.

ITEM 6. EXHIBITS.

10.1

Performance-Based Restricted Stock Unit Agreement for Ofer Elyakim, Chief Executive officer (portions of this exhibit is redacted) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 13, 2020 and incorporated herein by reference).

10.2

Performance-Based Restricted Stock Unit Agreement for Ofer Elyakim, Chief Executive officer (portions of this exhibit is redacted) (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 13, 2020 and incorporated herein by reference).

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

DSP GROUP, INC. (Registrant)

Date: May 11, 2020	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)