Form 10-Q
period 2020-06-30
DSP GROUP INC /DE/
filed 2020-08-10
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, there were 23,515,571 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,198	$28,737
Restricted deposit	512	518
Marketable securities and short-term deposits	50,645	39,141
Trade receivables	10,564	15,382
Other accounts receivable and prepaid expenses	3,829	3,551
Inventories	8,127	7,464

TOTAL CURRENT ASSETS	111,875	94,793

PROPERTY AND EQUIPMENT, NET	6,582	6,805

NON-CURRENT ASSETS:
Long-term marketable securities	48,171	62,884
Operating lease right of use	10,987	11,655
Long-term prepaid expenses and lease deposits	850	707
Deferred income taxes	6,607	6,377
Severance pay fund	15,605	15,800
Intangible assets, net	452	661
Goodwill	6,243	6,243

	88,915	104,327
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$207,372	$205,925

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$9,127	$8,511
Accrued compensation and benefits	9,193	8,781
Income tax accruals and payables	3,444	3,061
Operating lease liability	2,404	2,569
Accrued expenses and other accounts payable	3,560	2,317

TOTAL CURRENT LIABILITIES	27,728	25,239

NON-CURRENT LIABILITIES:
Deferred income taxes	82	119
Accrued severance pay	16,059	16,074
Operating lease liability	9,768	10,436
Accrued pensions	973	963

TOTAL NON-CURRENT LIABILITIES	26,882	27,592

STOCKHOLDERS’ EQUITY:
Capital stock:
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at June 30, 2020 and December 31, 2019;
Issued and outstanding shares: 23,410,026 and 23,110,631 shares at June 30, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	390,734	386,534
Treasury stock at cost	(111,532)	(113,862)
Accumulated other comprehensive loss	(554)	(889)
Accumulated deficit	(125,909)	(118,712)

TOTAL STOCKHOLDERS’ EQUITY	152,762	153,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,372	$205,925

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$28,336	$29,034	$56,575	$57,310
Cost of revenues (1)	14,075	14,615	27,934	28,435
Gross profit	14,261	14,419	28,641	28,875
Operating expenses:
Research and development, net (2)	8,455	8,559	18,809	17,481
Sales and marketing (3)	4,435	4,386	9,446	8,869
General and administrative (4)	2,627	2,674	4,975	5,229
Intangible assets amortization	104	104	208	208
Total operating expenses	15,621	15,723	33,438	31,787
Operating loss	(1,360)	(1,304)	(4,797)	(2,912)
Financial income	289	400	1,192	713
Loss before taxes on income	(1,071)	(904)	(3,605)	(2,199)
Tax on income (tax benefit)	6	(383)	(62)	(612)
Net loss	$(1,077)	$(521)	$(3,543)	$(1,587)
Net loss per share:
Basic and Diluted	$(0.05)	$(0.02)	$(0.15)	$(0.07)

Weighted average number of shares used in per share computations of net loss:
Basic and Diluted	23,301	22,757	23,321	22,650

(1)

Includes equity-based compensation expense in the amount of $129 and $122 for the three months ended June 30, 2020 and 2019, and $249 and $237 for the six months ended June 30, 2020 and 2019, respectively.

(2)

Includes equity-based compensation expense in the amount of $826 and $775 for the three months ended June 30, 2020 and 2019, respectively; and $1,577 and $1,525 for the six months ended June 30, 2020 and 2019, respectively.

(3)

Includes equity-based compensation expense in the amount of $620 and $474 for the three months ended June 30, 2020 and 2019, respectively; and $1,175 and $876 for the six months ended June 30, 2020 and 2019, respectively.

(4)

Includes equity-based compensation expense in the amount of $706 and $689 for the three months ended June 30, 2020 and 2019, respectively; and $1,112 and $1,327 for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (U.S. dollars in thousands)

	Three months ended June 30,
	2020	2019

Net loss:	$(1,077)	$(521)
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized gains	630	598
Reclassification adjustments for gains included in net loss	(4)	(3)
Net change	626	595
Cash flow hedges:
Changes in unrealized gains	17	3
Reclassification adjustments for gains included in net loss	(52)	(23)

Net change	(35)	(20)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	6	4

Net change	6	4

Foreign currency translation adjustments, net	(27)	-

Other comprehensive income	570	579

Comprehensive income (loss)	$(507)	$58

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (U.S. dollars in thousands)

	Six months ended June 30,
	2020	2019

Net loss:	$(3,543)	$(1,587)
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized gains	382	1,350
Reclassification adjustments for (gains) losses included in net loss	(12)	43
Net change	370	1,393
Cash flow hedges:
Changes in unrealized gains	52	108
Reclassification adjustments for gains included in net loss	(52)	(105)

Net change	-	3

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	12	8

Net change	12	8

Foreign currency translation adjustments, net	(47)	(26)

Other comprehensive income	335	1,378

Comprehensive loss	$(3,207)	$(209)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(3,543)	$(1,587)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	801	722
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	4,113	3,965
Realized losses (gains) from sale of marketable securities, net	(12)	43
Capital (gain) loss from sale and disposal of property and equipment	(44)	35
Amortization of intangible assets	208	208
Operating lease amortization expenses	1,228	950
Change in operating lease liability	(1,393)	(437)
Accrued interest and amortization of premium on marketable securities and deposits	170	24
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(268)	(1,315)
Trade receivables, net	4,812	(3,678)
Other accounts receivable and prepaid expenses	(277)	414
Inventories	(660)	624
Long-term prepaid expenses and lease deposits	(142)	80
Trade payables	616	(1,720)
Accrued compensation and benefits	1,434	497
Income tax accruals	378	507
Accrued expenses and other accounts payable	1,243	119
Accrued severance pay, net	180	-
Accrued pensions	19	17

Net cash provided by (used in) operating activities	8,863	(532)

Cash flows from investing activities:

Purchase of marketable securities	(43,587)	(16,543)
Purchase of short-term deposits	(5,000)	(3,000)
Proceeds from maturity of marketable securities	39,439	13,555
Proceeds from sales of marketable securities	9,558	4,988
Proceeds from redemption of short-term deposits	3,000	5,974
Proceeds from sale of fixed assets	44	23
Purchases of property and equipment	(577)	(3,892)
Decrease in restricted deposits	17	-

Net cash provided by investing activities	$2,894	$1,105

	Six months ended June 30,
	2020	2019
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$1,477	$1,097
Purchase of treasury stock	(3,736)	-

Net cash provided by (used in) financing activities	(2,259)	1,097

Increase in cash and cash equivalents	9,498	1,670
Cash and cash equivalents at the beginning of the year	28,737	12,639
Erosion due to exchange rate differences	(37)	(23)

Cash and cash equivalents at the end of the year	$38,198	$14,286

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended June 30, 2019	Number of common stock	Common stock	Additional paid-In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at March 31, 2019	22,701	$23	$380,777	$(117,968)	$(115,894)	$(1,525)	$145,413
Net loss	-	-	-	-	(521)	-	(521)
Change in accumulated other comprehensive income	-	-	-	-	-	579	579
Purchase of treasury stock	-	-	-	-	-	-	-

Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	102	*)	12	1,028	(882)	-	158
Equity-based compensation		-	2,060	-	-	-	2,060
Balance at June 30, 2019	22,803	$23	$382,849	$(116,940)	$(117,297)	$(946)	$147,689
Three months ended June 30, 2020
Balance at March 31, 2020	23,205	$23	$388,387	$(113,532)	$(123,775)	$(1,124)	$149,979
Net loss	-	-	-	-	(1,077)	-	(1,077)
Change in accumulated other comprehensive income	-	-	-	-	-	570	570
Purchase of treasury stock	(22)	*)	-	(294)	-	-	(294)

Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	227	*)	66	2,294	(1,057)	-	1,303
Equity-based compensation		-	2,281	-	-	-	2,281
Balance at June 30, 2020	23,410	$23	$390,734	$(111,532)	$(125,909)	$(554)	$152,762

(*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of common stock	Common stock	Additional paid-in capital	Treasury stock	Accumulate deficit	Other comprehensive income (loss)	Total stockholders’ equity
Six months ended June 30, 2019
Balance at December 31, 2018	22,266	$22	$378,855	$(122,325)	$(112,363)	$(2,324)	$141,865
Net loss	-	-	-	-	(1,587)	-	(1,587)
Change in accumulated other comprehensive income	-	-	-	-	-	1,378	1,378
Change in accumulated other comprehensive income	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	102	*)	-	1,022	(51)	-	971
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	435	1	29	4,363	(3,296)	-	1,097
Equity-based compensation	-	-	3,965	-	-	-	3,965
Balance at June 30, 2019	22,803	$23	$382,849	$(116,940)	$(117,297)	$(946)	$147,689
Six months ended June 30, 2020
Balance at December 31, 2019	23,111	$23	$386,534	$(113,862)	$(118,712)	$(889)	$153,094
Net loss	-	-	-	-	(3,543)	-	(3,543)
Change in accumulated other comprehensive income	-	-	-	-	-	335	335
Purchase of treasury stock	(305)	*)	-	(3,736)	-	-	(3,736)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	105	*)	-	1,052	(30)	-	1,022
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	499	*)	87	5,014	(3,624)	-	1,477
Equity-based compensation	-	-	4,113	-	-	-	4,113
Balance at June 30, 2020	23,410	$23	$390,734	$(111,532)	$(125,909)	$(554)	$152,762

(*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

 DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2019.

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

Recently Issued and Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. Also, for available-for-sale debt securities with unrealized losses, the standard eliminates the concept of other-than-temporary impairments and requires allowances to be recorded instead of reducing the amortized cost of the investment. The adoption by the Company of the new guidance did not have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for the first quarter of 2021 on a prospective basis, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Total operating lease cost during the three and six months ended June 30, 2020 was $691 and $1,400, respectively, out of which an amount of $691 and $1,400 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three and six months ended June 30, 2020, respectively.

Total operating lease cost during the three and six months ended June 30, 2019 was $744 and $1,486, respectively, out of which an amount of $507 and $1,249 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three and six months ended June 30, 2019, respectively.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows (unaudited):

	June 30, 2020	June 30, 2019

Weighted-average remaining lease term – operating leases (in years)	7.70	8.32
Weighted-average discount rate – operating leases	5.05%	4.98%

As of June 30, 2020, and 2019 (unaudited), the Company’s operating lease liabilities were as follows:

	June 30, 2020	June 30, 2019
Gross lease liabilities	$15,022	$15,512
Less: imputed interest	(2,850)	(3,062)
Present value of lease liabilities	12,172	12,450
Less: current portion of lease liabilities	(2,404)	(2,088)
Total long-term lease liabilities	$9,768	$10,362

NOTE C—INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)

Work-in-process	$4,285	$4,512
Finished goods	3,842	2,952

	$8,127	$7,464

For the six months ended June 30, 2020, the Company recorded $91 of income due to the utilization of inventory that was written off in the past.

For the six months ended June 30, 2019, the Company recorded $144 of income due to the utilization of inventory that was written off in the past.

NOTE D—NET LOSS PER SHARE

Basic net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net loss per share further include the effect of dilutive stock options, stock appreciation rights and restricted share units outstanding during the period, all in accordance with FASB Accounting Standard Codification (“ASC”) No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Net loss	$(1,077)	$(521)	$(3,543)	$(1,587)
Loss per share:
Basic and Diluted	$(0.05)	$(0.02)	$(0.15)	$(0.07)

Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	23,301	22,757	23,321	22,650
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-	-	-
Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	23,301	22,757	23,321	22,650

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at June 30, 2020 and December 31, 2019:

	Amortized cost		Unrealized losses, net		Fair value
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	17,152	$15,067	$-	$-	17,152	$15,067
U.S. GSE securities	2,412	4,468	6	(6)	2,418	4,462
Corporate obligations	78,950	82,556	296	(60)	79,246	82,496

	$98,514	$102,091	$302	$(66)	$98,816	$102,025

The amortized cost of marketable debt securities at June 30, 2020, by contractual maturities, is shown below (unaudited):

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$33,355	$157	$(19)	$33,493
Due after one year to five years	48,007	395	(231)	48,171

	$81,362	$552	$(250)	$81,664

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in interest and other income (expense), net on the Company’s condensed consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. As of June 30, 2020, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities. The Company has not recorded any impairment charge for unrealized losses in the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and records such gains or losses as interest and other income (expense), net.

The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2020 amounted to $38,092, while the unrealized losses for these marketable securities amounted to $250. Of the $250 unrealized losses outstanding as of June 30, 2020, a portion of which in the amount of $1 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $249 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the six months ended June 30, 2020 and 2019 were $39,439 and $13,555, respectively. Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2020 and 2019 were $9,558 and $4,988, respectively. Net realized gains from the sale of available-for-sale securities for the six months ended June 30, 2020 were $12 compared to net realized losses for the six months ended June 30, 2019 of $43. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

NOTE F—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction.

The total amount of net unrecognized tax benefits was $3,301 and $3,170 at June 30, 2020 (unaudited) and December 31, 2019, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2020 (unaudited) and December 31, 2019, the Company had accrued interest and penalties relating to unrecognized tax benefits of $251 and $188, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three and six month periods ended June 30, 2020 and 2019, of the Company’s significant customers:

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)
Major customers/ distributors	2020	2019	2020	2019
VTech Holdings Ltd.	22%	23%	21%	22%

Nexty Electronics ¹ ²	8%	7%	10%	9%

Ascend Technology Inc. ¹ ³	39%	25%	38%	26%

¹ Distributor.

² Nexty Electronics sells the Company’s products to a limited number of customers; none of those customers accounted for 10% or more of the Company’s total revenues for the three and six month periods ended June 30, 2020 and 2019.

³ Ascend Technology sells the Company’s products to a limited number of customers; one of those customers Cisco Systems accounted for 21% and 10% for the three month periods ended June 30, 2020 and 2019, and 18% and 10% of the Company’s total revenues for the six month periods ended June 30, 2020 and 2019.

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

As of June 30, 2020 and December 31, 2019, the Company had no outstanding option and foreign exchange forward contracts.

The fair value of derivative assets and derivative liabilities were both $0 as of June 30, 2020.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2020 that resulted from the above referenced hedging transactions was $41, $4 and $7, respectively.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2019 that resulted from the above referenced hedging transactions was $83, $8 and $14, respectively.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 30, 2020 and 2019 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
	(Unaudited)
	2020	2019	2020	2019
Foreign exchange forward and option contracts	$17	$3	$52	$108

	Gains Reclassified from OCI into Income
		for the three months ended June 30		for the six months ended June 30,
		Unaudited
	Location	2020	2019	2020	2019
Foreign exchange forward and option contracts	Operating expenses	$52	$23	$52	$105

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

NOTE J—EQUITY-BASED COMPENSATION

Grants for the three months ended June 30, 2020 and 2019:

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended June 30, 2020 and 2019 was $15.47 and $12.58 per share, respectively (using the weighted average pre vest cancellation rate of 4.27% and 4.62% for the three months ended June 30, 2020 and 2019, respectively, on an annual basis).

There were no grants of employee stock options and stock appreciation rights (“SARs”) during the three months ended June 30, 2020 and 2019.

Employee stock benefit plans

As of June 30, 2020, the Company had two equity incentive plans from which the Company may grant future equity awards and one expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of June 30, 2020, approximately 669,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,070,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans (unaudited):

	Number of Options/SARs/RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (**)
	in thousands			in thousands
Outstanding at March 31, 2020	2,109	$2.99
Options granted	-	-
SARs Granted	-	-
RSUs granted	20	-
Options / SARs / RSUs cancelled/forfeited/expired	(5)	-
Options / SARs exercised and RSUs vested	(252)	$6.84
Outstanding at June 30, 2020 (1)	1,872	$2.45	3.97	$25,150
Exercisable at June 30, 2020 (2)	428	$9.56	3.97	$2,705

(*)     Represents an amount lower than $1.

(**) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2020 ($15.88 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 1,831 thousand shares of the Company’s common stock as of June 30, 2020. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 404 thousand shares of the Company’s common stock as of June 30, 2020.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at June 30, 2020 with exercise prices above $15.88 per share (the closing price of the Company’s common stock on June 30, 2020) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $15.88	428	$9.56	1,444	$0.34	1,872	$2.45
Above $15.88	-	$-	-	$-	-	$-
Total	428	$9.56	1,444	$0.34	1,872	$2.45

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2020 and 2019 totaled $2,281 and $2,060, respectively.

As of June 30, 2020, there was $10,114 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2020 through 2024.

NOTE K—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2020 and 2019 (unaudited) are as follows:

	Six months ended June 30,
	2020	2019
Components of net periodic benefit cost:
Service cost and amortization of loss	$14	$10
Interest cost	5	8

Net periodic benefit cost	$19	$18

The net pension liability as of June 30, 2020 amounted to $973.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020:

	Balance as of	Fair value measurements
	June 30, 2020	Level 1	Level 2	Level 3
	(Unaudited)
Description
Assets:
Cash equivalents:
Money market mutual funds	$3,798	$3,798	-	-

Short-term marketable securities:
U.S. GSE securities	$-		$-
Corporate debt securities	$33,493	-	$33,493	-

Long-term marketable securities:
U.S. GSE securities	$2,418	-	$2,418	-
Corporate debt securities	$45,753	-	$45,753	-

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2020 due to the short-term maturity of these instruments.

NOTE M—STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2020, the Company repurchased 304,704 shares of common stock at an average purchase price of $12.26 per share for an aggregate purchase price of $3,736. As of June 30, 2020, 490,209 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first six months of 2020, the Company issued approximately 604,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, the Company consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues, and amounted to 35% and 38% of the Company’s total revenues for the first half of 2020 and 2019, respectively, and 35% and 39% of the Company’s total revenues for the second quarter of 2020 and 2019, respectively, and (ii) revenues from SmartHome products amounted to 15% and 14% of the Company’s total revenues for the first six months of 2020 and 2019, respectively, and 15% and 13% of the Company’s total revenues for the second quarter of 2020 and 2019, respectively.

Unified Communications - Comprehensive solution for unified communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from the Company’s unified communications products represented 36% and 32% of its total revenues for the first half of 2020 and 2019, respectively, and 36% and 30% of the Company’s revenues for the second quarter of 2020 and 2019, respectively. No revenues derived from other products in the Unified Communications segment exceeded 10% of the Company’s total consolidated revenues for both the first six months and the second quarter of 2020 and 2019.

SmartVoice - Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets, hearables and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 14% and 17% of the Company’s total revenues for the first half of 2020 and 2019, respectively, and 14% and 18% of the Company’s total revenues for the second quarter of 2020 and 2019, respectively. No revenues derived from other products in the mobile segment exceeded 10% of the Company’s total consolidated revenues for both the first six months and the second quarter of 2020 and 2019.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2020 and 2019 (unaudited):

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2020	2019	2020	2019
Home	$14,243	$14,918	$4,263	$4,167
Unified Communications	$10,144	$8,797	$3,329	$2,696
SmartVoice	$3,949	$5,319	$(5,956)	$(5,465)
Total	$28,336	$29,034	$1,636	$1,398

Selected operating results information for each business segment was as follows for the six months ended June 30, 2020 and 2019 (unaudited):

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2020	2019	2020	2019
Home	$28,261	$29,648	$7,839	$8,237
Unified Communications	$20,382	$18,206	$7,037	$5,551
SmartVoice	$7,932	$9,456	$(14,250)	$(11,526)
Total	$56,575	$57,310	$626	$2,262

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months periods ended June 30, 2020 (unaudited):

	Three months	Six months
Income from operations	$1,636	$626
Unallocated corporate, general and administrative expenses	(611)	(1,102)
Equity-based compensation expenses	(2,281)	(4,113)
Intangible assets amortization expenses	(104)	(208)
Financial income, net	289	1,192
Total consolidated loss before taxes	$(1,071)	$(3,605)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2019 (unaudited):

	Three months	Six months
Income from operations	$1,398	$2,262
Unallocated corporate, general and administrative expenses	(538)	(1,001)
Equity-based compensation expenses	(2,060)	(3,965)
Intangible assets amortization expenses	(104)	(208)
Financial income, net	400	713
Total consolidated loss before taxes	$(904)	$(2,199)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2020 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$(322)	$35	$(480)	$(357)	$(1,124)
Other comprehensive income (loss) before reclassifications	630	17	-	(27)	620
Losses (gains) reclassified from accumulated other comprehensive income	(4)	(52)	6	-	(50)

Net current period other comprehensive income (loss)	626	(35)	6	(27)	570

Ending balance	$304	$-	$(474)	$(384)	$(554)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2020 (unaudited):

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)

Gains on available-for-sale marketable securities	$(4)	Financial income, net
	-	Provision for income taxes
	(6)	Total, net of income taxes
Gains on cash flow hedges
	(41)	Research and development
	(4)	Sales and marketing
	(7)	General and administrative
	(52)	Total, before income taxes
	-	Provision for income taxes

	(52)	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	3	Sales and marketing

	6	Total, before income taxes

	-	Provision for income taxes

	6	Total, net of income taxes

Total reclassifications for the period	$(50)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2020 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(66)	$–	$(486)	$(337)	$(889)
Other comprehensive income (loss) before reclassifications	382	52	-	(47)	387
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(12)	(52)	12	-	(52)
Net current period other comprehensive income (loss)	370	-	12	(47)	335

Ending balance	$304	$-	$(474)	(384)	$(554)

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2020 (unaudited):

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)

Gains on available-for-sale marketable securities	$(12)	Financial income, net
	-	Provision for income taxes
	(12)	Total, net of income taxes

Gains on cash flow hedges
	(41)	Research and development
	(4)	Sales and marketing
	(7)	General and administrative
	(52)	Total, before income taxes
	-	Provision for income taxes
	(52)	Total, net of income taxes

Losses on components of defined benefit plans	6	Research and development
	6	Sales and marketing
	12	Total, before income taxes
	-	Provision for income taxes
	12	Total, net of income taxes

Total reclassifications for the period	$(52)	Total, net of income taxes

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

The Company recorded grants in the amount of $907 and $633 for the three month periods ended June 30, 2020 and 2019, respectively.

The Company recorded grants in the amount of $1,120 and $1,001 for the six month periods ended June 30, 2020 and 2019, respectively.

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

NOTE Q—SUBSEQUENT EVENTS

On July 1, 2020, DSP Group Ltd, the Israeli subsidiary (“Israeli Sub”) of the Corporation completed the acquisition of SoundChip SA, a privately held Swiss company (“SoundChip”) pursuant to the terms of a share purchase agreement (the “SPA”) the Israeli Sub entered into with SoundChip, SoundChip’s shareholders and Mark Donaldson, Ben Skelton and Paul Darlington, as founders and shareholders’ representatives (collectively, the “Founders” and together with SoundChip’s shareholders, the “Shareholders”). Pursuant to the terms of the SPA, Israeli Sub paid an initial purchase price of approximately $14.4 million (with a portion held in escrow in accordance with the terms of the SPA) on July 1, 2020 (the “Initial Purchase Price”) and agreed to pay future contingent cash milestone payments of up to $6 million upon the achievement by certain customer and product sales milestones during the period from July 1, 2020 to December 31, 2022. The Corporation funded the Initial Purchase Price from existing cash. The Initial Purchase Price is subject to a further post-closing working capital true up.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●

Our belief that, while we are confident about our engagement pipeline and the potential of each of our IoAT businesses (comprised of our Unified Communications, SmartHome, and SmartVoice product lines and previously referred to as “Growth Initiatives”), we may face some near-term softness, mainly related to a shortfall in consumer spending and its implications on consumer electronics demand and slowdown in the Unified Communications market related to reduced spending in enterprise IT infrastructure, that will negatively impact our revenues;

●	Our expectation that revenues from our IoAT businesses will represent approximately two-thirds of the total revenues in 2020;

●	Our belief that our past research and development investments in new technologies are paying off;

●	Our belief that our innovative technical solutions are well-positioned to play a significant role in the technological trends that are accelerating as a result of the COVID-19 pandemic;

●	Our belief that sensitivity to touching commonly-used surfaces could accelerate the adoption of voice as a user interfaces (VUIs) for a broad array of products;

●

Our belief that notwithstanding near-term slowdown, demand for Unified Communications products could increase over the long term to enhance workforce’s efficiency and productivity during and after the COVID-19 pandemic

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

●	Our belief that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2020;

●	Our belief that our available cash and cash equivalents at June 30, 2020 should be sufficient to finance our operations for the foreseeable future.

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

Moreover, the full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on the company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continual evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the full effect of the COVID-19 outbreak on the company’s results of operations, financial condition or liquidity for fiscal year 2020.  The following discussions are subject to the future effects of the COVID-19 pandemic.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and Unified Communications phones to home gateways and connected multimedia screens. Our Home segment consists of cordless telephony products and SmartHome products, which are comprised of our home gateway and home automation products. Our Unified Communications segment consists of a comprehensive set of solutions for unified communications (Unified Communications office products). Our SmartVoice segment consists of products targeted at mobile, IoT and wearable device markets that incorporate our noise suppression and voice quality enhancement HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

In 2013, we defined three initiatives aimed at growing market verticals, which align well with our expertise. We called such initiatives Unified Communications, SmartHome, and SmartVoice, which together we refer as “growth initiatives.” Our strategy with respect to such initiatives has proven successful. Starting in 2018, our growth initiatives accounted for a majority of our total revenues. Reflecting our success in turning growth initiatives into our core expertise, we have decided to change the terminology “growth initiatives” to Internet of Audio Things or “IoAT businesses.”

We are seeing evidence that our past research and development investments in our IoAT businesses are paying off. We believe our innovative technical solutions are well-positioned to play a significant role in the technological trends that are accelerating as a result of the COVID-19 pandemic. For instance, with more employees working remotely, and offices reconfiguring workspaces to cater to social distancing requirements, high-quality communication and remote collaboration tools are essential. Although there is near-term slowdown in the Unified Communications market due to reduced spending in enterprise IT infrastructure as a result of shelter-in restrictions and work-from-home activities, for the long term, trends emerging from COVID-19 could create an increased demand for Unified Communications products such as headsets, phones, video conferencing and conferencing systems to enhance workforce’s efficiency and productivity. Also, individuals worldwide have recently become sensitive to the health risks of touching commonly-used surfaces, which could accelerate the adoption of voice as a user interfaces (VUIs) for a broad array of products to address the increasing preference for contactless, germ-free, voice-enabled human-machine interface. Moreover, amid the COVID-19 outbreak, voice calls made from home increased significantly, which could drive demand for the integration of DECT/ULE in home gateways to ensure quality of service and full home coverage. We believe our company is uniquely positioned to leverage our leadership in Unified Communications, SmartVoice and SmartHome markets with world class technologies and innovative solutions that address the increasing demands of these markets.

In the first half of 2020, revenues from our IoAT businesses were $36.6 million and accounted for 65% of our total revenues, as compared to 62% of our total revenues for the first half of 2019, and represented an increase of 3% year-over-year. Revenues from our Unified Communications products represented 36% of our total revenues for the first half 2020, as compared to 32% of our total revenues for the first half of 2019. Revenues from our SmartVoice products represented 14% of our total revenues for the first half of 2020, as compared to 17% of our total revenues for the first half of 2019. Revenues from SmartHome products accounted for 15% and 14% of our revenues for the first half of 2020 and 2019, respectively.

For the first half of 2020 as compared to the first half of 2019, revenues from the SmartVoice segment declined by 16%,  revenues from the Unified Communications segment increased by 12%, and revenues from SmartHome products increased by 6%. Based on a strong pipeline of design wins, our current mix of IoAT products and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our IoAT businesses  to represent approximately two-thirds of our total revenues for 2020.

Our revenues were $56.6 million for the first half of 2020, a 1% decrease compared to the corresponding period of 2019. The decrease for the first half of 2020 was primarily as a result of a decrease in sales of our digital cordless products and SmartVoice products, partially offset by increased sales of our SmartHome and Unified Communications products. Revenues from our IoAT businesses accounted for 65% of our total revenues for the first half of 2020, as compared to 62% of our total revenues for the first half of 2019.

Our gross margin increased to 50.6% of our total revenues for the first half of 2020 from 50.4% for the first half of 2019, primary due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers. We anticipate that our gross margin on an annual basis will continue to increase, as compared to previous periods, as our product mix shifts in favor of new products, which generally have higher gross margins.

Our operating loss was $4.8 million for the first half of 2020, as compared to an operating loss of $2.9 million for the first half of 2019. The increase in our operating loss is attributable mainly to an increase in our operating expenses for the first half of 2020, as compared to the corresponding period of 2019.

Our operating expenses increased to $33.4 million for the first half of 2020, from $31.8 million for the first half of 2019. Operating expenses for the first half of 2020 increased mainly as a result of an increase in our research and development expenses and sales and marketing expenses for the first half of 2020, as compared to the first half of 2019. The increase was partially offset by a decrease in our general and administrative expenses for the comparable periods.

Notwithstanding our success in increasing our revenues from IoAT and increasing our gross margin as a percentage of our total revenues, we expect that our financial condition will continue to be challenged by the expected continued decline of the cordless telephony market and the impact of COVID-19 on the world economy. A significant percentage of our revenues continues to be generated from sales of chipsets used in cordless phones that are based on fixed-line telephony.

As of June 30, 2020, our principal source of liquidity consisted of cash and cash equivalents of $38.2 million and marketable securities, short and long-term deposits of $98.8 million, totaling $137 million.

COVID-19

An outbreak of a new strain of coronavirus, COVID-19, occurred in China in December 2019 and has spread globally.  The Center for Disease Control (“CDC”) and World Health Organization (“WHO”) have recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence and business sentiment.  In March, in compliance with global social distancing and lockdown regulations aimed to slow the spread of COVID-19, we moved most of our employees worldwide to a work-from-home model. Since then, we have moved to a hybrid work-from-home and return-to-work model in certain geographies as permitted by guidelines established by the CDC and WHO and orders issued by applicable governments where we operate. We have taken a number of precautionary health and safety measures to safeguard our employees while maintaining business continuity.  We are monitoring and assessing orders issued by applicable governments to ensure compliance with evolving COVID-19 guidelines.

Throughout the COVID-19 outbreak, we have continued to supply our chipsets and serve customers. Nonetheless, we are currently unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources for the reminder of the year.  By the end of the first half, and to a larger extent in the second half of 2020, demand for consumer electronic products has softened due to social distancing and shelter-in-place restrictions. Also, we are experiencing some near-term slowdown in the Unified Communications market due to reduced spending in enterprise IT infrastructure as a result of shelter-in restrictions and work-from-home activities. Therefore, while we are confident about our engagement pipeline and the potential of each of our IoAT businesses, we may face some near-term softness that will negatively impact our revenues.

As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources conservatively by reducing and/or deferring non-essential capital expenditures and operating expenses to mitigate the adverse impact of the pandemic. We will continue to assess our business during the crisis to make strategic decisions for our business that we believe are in the best interests of stockholders.

RESULTS OF OPERATIONS

The following tables represent our total revenues and our revenues by product family for the three and six month periods ended June 30, 2020 and 2019 (dollars in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Total Revenues (1)	$28.3	$29.0	(2%)	$56.6	$57.3	(1%)
Cordless (2)	$9.9	$11.3	(12%)	$20.0	$21.8	(8%)
Percentage of total revenues	35%	39%		35%	38%
SmartHome (3)	$4.3	$3.6	18%	$8.3	$7.8	6%
Percentage of total revenues	15%	13%		15%	14%
Unified Communications (4)	$10.1	$8.8	15%	$20.4	$18.2	12%
Percentage of total revenues	36%	30%		36%	32%
SmartVoice (5)	$3.9	$5.3	(26%)	$7.9	$9.5	(16%)
Percentage of total revenues	14%	18%		14%	17%
1.

The decrease in revenues for the second quarter and the first six months of 2020 as compared to the same periods in 2019 was primarily as a result of a decrease in sales of our cordless telephony and SmartVoice products, offset to some extent by increased sales of our Unified Communications and SmartHome products.

2.

The decrease in cordless revenues for the second quarter and first six months of 2020 as compared to the same periods in 2019 was mainly attributable to decreased demand from our customers in all markets.

3.

The increase of our SmartHome product sales for the second quarter and first six months of 2020 as compared to the same periods in 2019 is attributable mainly to an increase in customer demand for home gateway products.

4.

The increase in our Unified Communications product sales for the second quarter and first six months of 2020, as compared to same periods in 2019, is mainly attributable to a growth in market demand for our Unified Communications products that resulted from the growth of our market share within this market.

5.	The decrease in our SmartVoice product sales for the second quarter and first six months of 2020, as compared to the same periods in 2019, was attributable to a decrease in demand from our customers.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
United States	$623	$1,147	$1,509	$2,476
Japan	2,338	2,346	5,966	5,391
Europe	1,268	2,065	2,978	4,237
Hong-Kong	8,115	8,134	15,390	15,783
China	5,376	6,596	9,580	11,006
Taiwan	9,171	6,278	18,103	12,688
South Korea	1,126	1,549	2,324	4,055
Other	319	919	725	1,674
Total revenues	$28,336	$29,034	$56,575	$57,310

Sales to our customers in United States decreased for the second quarter and first six months of 2020 as compared to the same periods of 2019, representing a decrease of 46% and 39% in absolute dollars. The decrease in our sales to the United States for the comparable periods resulted mainly from a decrease in sales to one of our U.S. customers.

Sales to our customers in Japan increased for the first six months of 2020 as compared to the same period of 2019, representing an increase of 11% in absolute dollars. The increase in our sales to Japan for the comparable periods resulted mainly from an increase in sales through our distributor, Nexty Electronics Corporation (“Nexty Electronics”). The increase in sales to Nexty Electronics resulted mainly from an increase in sales to Panasonic Communications Ltd. (“Panasonic”). Sales to our customers in Europe decreased for the second quarter and first six months of 2020 as compared to the same periods of 2019, representing a decrease of 39% and 30%, respectively, in absolute dollars. The decrease in our sales to Europe for the comparable periods resulted mainly from a decrease in sales to one of our German customers.

Sales to our customers in China decreased for the second quarter and first half of 2020, as compared to the same periods of 2019, representing a decrease of 18% and 13%, respectively, in absolute dollars. The decrease in our sales to China for the comparable periods resulted mainly from a decrease in demand from our customers, especially sales of our SmartVoice products to OPPO Mobile Telecommunications Corp. Ltd. (“OPPO”), one of China’s top mobile OEMs.

Sales to our customers in Taiwan increased for the second quarter and first half of 2020, as compared to the same periods of 2019, representing an increase of 46% and 43%, respectively, in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”). The increase in sales to Ascend Technology resulted mainly from an increase in sales to Cisco Systems, Inc. (“Cisco”)

Sales to our customers in South Korea decreased for the second quarter and first six months of 2020, as compared to the same periods of 2019, representing a decrease of 27% and 43%, respectively, in absolute dollars, resulted mainly from a decrease in sales to a tier one customer in the SmartVoice segment.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three and six months periods ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
VTech Holdings Ltd. (“VTech”)	22%	23%	21%	22%
Cisco	21%	10%	18%	10%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three and six-month periods ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Nexty Electronics (1)	8%	7%	10%	9%

Ascend Technology (2)	39%	25%	38%	26%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers; none of those customers has accounted for 10% or more of our revenues for the three and six month periods ended June 30, 2019 and 2018.

(2)

Ascend Technology sells our products to a limited number of customers. One of those customers – Cisco – accounted for 21% and 10% of our total revenues for the three month periods ended June 30, 2020 and 2019, respectively, and 18% and 10% of our total revenues for the six month periods ended June 30, 2020 and 2019, respectively.

Significant products. Revenues from our Unified Communications products represented 36% and 32% of our total revenues for the six months ended June 30, 2020 and 2019, respectively. Revenues from our Unified Communications products represented 36% and 30% of our total revenues for the second quarter of 2019 and 2018, respectively.

Revenues from our SmartVoice products represented 14% and 17% of our total revenues for the six months ended June 30, 2020 and 2019, respectively. Revenues from our SmartVoice products represented 14% and 18% of our total revenues for the second quarter of 2020 and 2019, respectively.

Revenues from our SmartHome products represented 15% and 14% of our total revenues for the six months ended June 30, 2020 and 2019, respectively. Revenues from our SmartHome products represented 15% and 13% of our total revenues for the second quarter of 2020 and 2019, respectively.

Revenues from our digital cordless telephony products represented 35% and 38% of our total revenues for the six months ended June 30, 2020 and 2019, respectively. Revenues from our digital cordless telephony products represented 35% and 39% of our total revenues for the second quarter of 2020 and 2019, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2020.

Gross profit. Gross profit as a percentage of revenues was 50.3 % for the second quarter of 2020 and 49.7% for the second quarter of 2019. Gross profit as a percentage of revenues was 50.6% for the first half of 2020 and 50.4% for the first half of 2019. The increase in our gross profit for the comparable periods was primarily due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers. This increase was partially offset by higher royalties paid during the second quarter and first half of 2020 to IP vendors and the IIA.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventory obsolesce and logistics personnel.

Research and development expenses, net. Our research and development expenses, net, decreased to $8.5 million for the second quarter of 2020 from $8.6 million for the second quarter of 2019. The decrease for the second quarter of 2020 was mainly due to (i) an increase in funding received from the IIA in the amount of $0.3 million, as compared to the second quarter of 2019, and (ii) a decrease in travel expenses in the amount of $0.1 million, as compared to the second quarter of 2019. The decrease in research and development expenses was partially offset by an increase of $0.3 million in salaries and related expenses as compared to the second quarter of 2019 as a result of the revaluation of the Israeli Shekel vs. the U. S. Dollar in the second quarter of 2020, as compared to the second quarter of 2019 and an increase in the number of research and development employees in the second quarter of 2020, as compared to the second quarter of 2019.

Our research and development expenses, net, increased to $18.8 million for the first half of 2020 from $17.5 million for the first half of 2019. The increase for the first half of 2020 was mainly due to (i) an increase in IP and tape out expenses in the amount of $1.2 million, as compared to the first half of 2019, (ii) an increase of $0.5 million in salaries and related expenses as compared to the first half of 2019 as a result of an increase in the number of research and development employees in the first half of 2020, as compared to the first half of 2019 and the revaluation of the Israeli Shekel vs. the U. S. Dollar in the first half of 2020, as compared to the first half of 2019, and (iii) an increase in equity-based compensation expenses of $0.1 million, as compared to the first half of 2019. The increase was partially offset by (i) a decrease of $0.2 million in development tools expenses, as compared to the first half of 2019, (ii) an increase in funding received from the IIA in the first half of 2020 in amount of $0.1 million, and (iii) a decrease of $0.2 million in travel expenses as compared to the first half of 2019.

Our research and development expenses, net, as a percentage of our total revenues were 30% and 29% for the three months ended June 30, 2020, and 2019 and 33% and 31% for the six months ended June 30, 2020 and 2019, respectively. The increase in research and development expenses, net, as a percentage of our total revenues for the three months ended June 30, 2020 and 2019 was mainly due to a decrease in revenues in the comparable periods. The increase in research and development expenses, net, as a percentage of revenues for the first half of 2020, as compared to the first half of 2019, was mainly due to decrease in revenues, and an increase in research and development expenses for the comparable periods.

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

Sales and marketing expenses. Our sales and marketing expenses amounted to $4.4 million for both the second quarter of 2020 and 2019.

Our sales and marketing expenses increased to $9.4 million for the first half of 2020 from $8.9 million for the first half of 2019. The increase in sales and marketing expenses for the first half of 2020, as compared to the comparable period of 2019, was mainly due to (i) an increase in salaries and payroll related expenses in the amount of $0.3 million for the first half of 2020, as compared to the first half of 2019, mainly as a result of an increase in the number of sales and marketing employees, (ii) an increase of $0.2 million in sales commissions for the first half of 2020, and (iii) an increase of $0.3 million in equity-based compensation expenses for the first half of 2020, as compared to the first half of 2019. The increase in sales and marketing expenses was partially offset by a decrease of $0.2 million in travel expenses for the first half of 2020, as compared to the first half of 2019.

Our sales and marketing expenses, net, as a percentage of our total revenues were 16% and 15% for the three months ended June 30, 2020 and 2019, respectively, and 17% and 15% for the first half of 2020 and 2019, respectively. The increase as a percentage of our total revenues for the three months ended June 30, 2020 and 2019 was mainly due to a decrease in revenues for the comparable periods. The increase in sales and marketing expenses as a percentage of our revenues for the first half of 2020, as compared to 2019, was mainly due to an increase in sales and marketing expenses and a decrease in revenues for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses decreased to $2.6 million for the second quarter of 2020, from $2.7 million for the second quarter of 2019. The decrease in our general and administrative expenses for the second quarter of 2020 was mainly due to a decrease of $0.1 million in travel expenses, as compared to the second quarter of 2019.

Our general and administrative expenses were $5.0 million and $5.2 million for the first half of 2020 and 2019, respectively. The decrease in general and administrative expenses for the first half of 2020, as compared to the comparable period of 2019, was mainly due to (i) a decrease in equity-based compensation expenses for the first half of 2020 in the amount of $0.2 million as compared to the first half of 2019, and (ii) a decrease in travel expenses in the amount of $0.1 million as compared to the first half of 2019. The decrease in general and administrative expenses was partially offset by an increase in professional expenses for the first half of 2020, as compared to the first half of 2019.

General and administrative expenses as a percentage of our total revenues were 9% for both the three months ended June 30, 2020 and 2019, and 9% for both the first six months of 2020 and 2019.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Description of segments.

We operate under three reportable segments.

Our segment information has been prepared in accordance with ASC 280, “Segment Reporting.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by our chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. Our CODM is the Chief Executive Officer, who evaluates our performance and allocates resources based on segment revenues and operating income.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total revenues, and amounted to 35% and 38% of our total revenues for the first half of 2020 and 2019, respectively, and 35% and 39% of our total revenues for the second quarter of 2020 and 2019, respectively, and (ii) revenues from SmartHome products amounted to 15% and 14% of our total revenues for the first six months of 2020 and 2019, respectively, and 15% and 13% of our total revenues for the second quarter of 2020 and 2019, respectively.

Unified Communications - Comprehensive solution for unified communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from our unified communications products represented 36% and 32% of our total revenues for the first half of 2020 and 2019, respectively, and 36% and 30% of our revenues for the second quarter of 2020 and 2019, respectively. No revenues derived from other products in the Unified Communications segment exceeded 10% of our total consolidated revenues for both the first six months and the second quarter of 2020 and 2019.

SmartVoice - Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets, hearables and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 14% and 17% of our total revenues for the first half of 2020 and 2019, respectively, and 14% and 18% of our total revenues for the second quarter of 2020 and 2019, respectively. No revenues derived from other products in the SmartVoice segment exceeded 10% of our total consolidated revenues for both the first six months and the second quarter of 2020 and 2019.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2020 and 2019 (unaudited):

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2020	2019	2020	2019
Home	$14,243	$14,918	$4,263	$4,167
Unified Communications	$10,144	$8,797	$3,329	$2,696
SmartVoice	$3,949	$5,319	$(5,956)	$(5,465)
Total	$28,336	$29,034	$1,636	$1,398

Selected operating results information for each business segment was as follows for the six months ended June 30, 2020 and 2019 (unaudited):

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2020	2019	2020	2019
Home	$28,261	$29,648	$7,839	$8,237
Unified Communications	$20,382	$18,206	$7,037	$5,551
SmartVoice	$7,932	$9,456	$(14,250)	$(11,526)
Total	$56,575	$57,310	$626	$2,262

Sales to our customers in the Home segment decreased for the second quarter and the first half of 2020, as compared to the second quarter and first six months of 2019, representing a decrease of 5% in absolute dollars for both comparable periods. The decrease in sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones.

Sales to our customers in the Unified Communications segment increased for the second quarter and first half of 2020, as compared to the second quarter and first half of 2019, representing an increase of 15% and 12%, respectively, in absolute dollars. The increase in sales in the Unified Communications segment for both comparable periods was mainly due to an increase in demand from our customers.

Sales to our customers in the SmartVoice segment decreased for the second quarter and the first six months of 2020, as compared to the second quarter and first six months of 2019, representing a decrease of 26% and 16%, respectively, in absolute dollars. The decrease in sales to our customers in the SmartVoice segment for the comparable periods was mainly due to a decrease in sales to a tier one customer and sales of our SmartVoice products to OPPO.

The reconciliation of segment operating results information to our consolidated financial information is included in Note N to our condensed consolidated financial statements.

Amortization of intangible assets. For the second quarter of 2020 and 2019, we recorded an expense of $0.1 million relating to the amortization of intangible assets associated with previous acquisitions. During the first half of 2020 and 2019, we recorded an expense of $0.2 million relating to the amortization of intangible assets associated with previous acquisitions.

Financial income, net. Financial income, net, amounted to $0.3 and $0.4 million for the three month periods ended June 30, 2020 and 2019, respectively. Financial income, net, amounted to $1.2 million and $0.7 million for the first six months of 2020 and 2019, respectively.

Financial income, net, for the second quarter of 2020 decreased in the amount of $0.1 million as a result of a decrease in marketable securities and deposits interest for the second quarter of 2020, as compared to the second quarter of 2019, due to a decrease in interest rates.

Financial income, net, for the first half of 2020 increased in the amount of $0.7 million as a result of a decrease in non-cash expenses from exchange rate differences resulting from lease accounting standard (ASC 2016-02) included in the first half of 2019.

Provision for income taxes. We had no income tax benefit for the second quarter of 2020, as compared to income tax benefit of $0.4 million for the second quarter of 2019. We had $0.1 million of income tax benefit for the first six months of 2020, as compared to $0.6 million of income tax benefit for the first half of 2019.

The income tax benefit for the second quarter of 2019 was attributable to (i) income in the amount of $0.3 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes to be utilized in the future at higher tax rates less current tax expenses, and (ii) income in the amount of $0.1 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses.

The income tax benefit for the first half of 2020 was attributable to income in the amount of $0.1 million from changes in other deferred taxes, mainly related to losses incurred by our Israeli subsidiary for tax purposes, less current tax expenses. The income tax benefit for the first half of 2019 was attributable to (i) income in the amount of $0.4 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, and (ii) income in the amount of $0.2 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first six months of 2020, we generated $8.9 million of cash and cash equivalents from our operating activities, as compared to $0.5 million of cash used for our operating activities for the first half of 2019. The increase in net cash provided from operating activities for the first half of 2020, as compared to the first half of 2019, was mainly as a result of changes in working capital items for the first half of 2020, as compared to the first half of 2019 (mainly a decrease in accounts receivable in the amount of $4.8 million for the first half of 2020, as compared to an increase in accounts receivable in the amount of $3.7 million for the first half of 2019), offset by some extent by an increase in net loss for the first half of 2020, as compared to the first half of 2019.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes.  During the first half of 2020, we purchased $48.6 million of marketable securities and short-term deposits, compared to $19.5 million purchased during the first half of 2019. During the first half of 2020, $42.4 million of marketable securities and short-term deposits matured and were called by the issuers, as compared to $19.5 million during the first half of 2019. During the first half of 2020 and 2019, $9.6 million and $5.0 million, respectively, of marketable securities were sold. As of June 30, 2020, the amortized cost of our marketable securities and deposits was $98.5 million and their stated market value was $98.8, representing $0.3 million of unrealized gains.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.6 and $3.9 million, for the first six months of 2020 and 2019, respectively. For the first six months of 2019, capital investments were related mostly to leasehold improvements for our new Israeli facilities.

Financing activities. During the first six months of 2020, we paid an aggregate purchase price of $3.7 million to repurchase approximately 305,000 shares of common stock at an average purchase price of $12.26 per share. No shares of common stock were repurchased during the first six months of 2019.

In addition, during the first half of 2020, we received $1.5 million upon the exercise of employee and director stock options. During the first half of 2019, we received $1.1 million upon the exercise of employee and director stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In February 2019, our board authorized an increase of the existing share repurchase program to an aggregate of $10.0 million, inclusive of previously authorized amounts under the repurchase program. At June 30, 2020, approximately 0.5 million shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of June 30, 2020, we had cash and cash equivalents totaling approximately $38.2 million and marketable securities and time deposits of approximately $98.8 million. Out of total cash, cash equivalents and marketable securities of $137.0 million, $125.0 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated. On July 1, 2020, we used approximately $14.5 million of our cash for the acquisition of SoundChip (see “Subsequent Events” section below).

Our working capital at June 30, 2020 was approximately $84.1 million, compared to $51.1 as of June 30, 2019. The increase in working capital was mainly due to (i) replacement of long-term marketable securities with short term marketable securities and deposits, and (ii) net cash generated from operating activities from June 30, 2019 through June 30, 2020. The above-mentioned increases were partially offset by (i) the repurchase of our common stock in the amount of $3.7 million from June 30, 2019 through June 30, 2020, and (ii) capital equipment purchases in the amount of $2.3 million from June 30, 2019 through June 30, 2020. We believe that our current cash, cash equivalents, cash deposits and market securities will be enough to meet our cash requirements for both the short and long term.

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

Subsequent Events

On July 1, 2020, DSP Group Ltd, our Israeli subsidiary (“Israeli Sub”) completed the acquisition of SoundChip SA, a privately held Swiss company (“SoundChip”) pursuant to the terms of a share purchase agreement (the “SPA”) the Israeli Sub entered into with SoundChip, SoundChip’s shareholders and Mark Donaldson, Ben Skelton and Paul Darlington, as founders and shareholders’ representatives (collectively, the “Founders” and together with SoundChip’s shareholders, the “Shareholders”). Pursuant to the terms of the SPA, Israeli Sub paid an initial purchase price of approximately $14.4 million (with a portion held in escrow in accordance with the terms of the SPA) on July 1, 2020 (the “Initial Purchase Price”) and agreed to pay future contingent cash milestone payments of up to $6 million upon the achievement by certain customer and product sales milestones during the period from July 1, 2020 to December 31, 2022. We funded the Initial Purchase Price from existing cash. The Initial Purchase Price is subject to a further post-closing working capital true up.

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

Foreign currency exchange rate risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2020, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to our condensed consolidated financial statements for the period ended June 30, 2020. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (4) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (5) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law requires us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (7) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (8) changes to the Risk Factor below entitled “The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.”

The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns.  These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers, as well as consumer confidence and demand.  There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our customers, vendors and suppliers. As a result, the continued spread of COVID-19 could cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations.

The outbreak has significantly increased economic and demand uncertainty.  The COVID-19 pandemic has caused an economic slowdown that is likely to continue and could cause a global recession.

We have seen that demand for consumer electronic products has softened due to social distancing and shelter-in-place restrictions. Also, we have noticed a slowdown in spending on enterprise IT infrastructure which negatively affects revenues from our Unified Communications business segment. Therefore, we face decreased near-term softness, related to a shortfall in consumer spending and demand for consumer electronic products, as well as near-term decrease in revenues from our Unified Communications business segment.

The spread of coronavirus also has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and communities.  Such actions may result in further disruptions to our supply chain, operations and facilities, and workforce.  We cannot assure you that such measures will be sufficient to mitigate the risks posed by COVID-19, and our ability to perform critical functions could be harmed.

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

In order to expand our business and increase our revenues, we must penetrate new markets and introduce new products, especially our products from IoAT (Internet of Audio Things) businesses. To sustain the future growth of our business, we need to introduce new products as sales of our cordless products continue to decline as expected. We have invested significant resources in pursuing potential opportunities for revenue growth in the IoAT businesses. We also are exploring opportunities to expand sales of our products in new geographies, including China, South Korea and South America. However, there are no assurances that we will be successful in the development, sales and marketing of our products in these competitive markets. Moreover, there are no assurances that we will recoup our investments made pursuing additional revenue opportunities. Our inability to penetrate such markets and increase our market share in those markets or lack of customer acceptance of those products may harm our business and potential growth.

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

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

●	fluctuations in volume and timing of product orders;

●	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

●	changes in demand for our products due to seasonal consumer buying patterns and other factors;

●	timing of new product introductions by us and by our customers or competitors;

●	changes in the mix of products sold by us or our competitors;

●	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

●	timing and size of expenses, including expenses to develop new products and product improvements, and expenses resulting from restructuring activities;

●	the timing and amount of funding from, as well as royalties payable to, Israeli Innovation Authority (“IIA”);

●	entry into new geographies, including China, South Korea and South America;

●	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

●	Geo-political policies outside of our control;

●	mergers and acquisitions by us, our competitors and our existing and potential customers; and

●	general economic conditions, including current economic conditions in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

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

Our future success is dependent on market acceptance of products in our IoAT businesses, which are intensively competitive markets with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for products in our IoAT businesses. Moreover, we are targeting a new market with our SmartVoice and hearables product families, markets with dominant and established players selling to OEM customers with whom they have established relationships. In order to gain market share, we will need to earn the business of such customers, with whom we do not have established relationships. If we are unable to generate significant revenues from our SmartVoice and hearables product families and gain significant and sustainable market share in such markets, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our Unified Communications products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. In addition, our continued success and growth in the new markets in which we have recently gained market share, which markets are highly competitive, is highly dependent on our ability to be designed into future flagship products of top tier OEMs.

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

Sales of our digital cordless telephony products comprised 35% of our total revenues for the first half of 2020 and 38% for the same period of 2019. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

The following table represents our sales from our 10% and above customers as a percentage of our total revenues for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
10% Customers	2020	2019
VTech	21%	22%

Cisco	18%	10%

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and Unified Communications products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% and 97% of our total revenues for the second quarter of 2020 and 2019, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

●	unexpected changes in foreign government regulatory requirements;

●	fluctuations in the exchange rate for the U.S. dollar;

●	import and export license requirements;

●	imposition of tariffs and other barriers and restrictions, as well as trade tensions such as U.S. and China trade tensions;

●	burdens of complying with a variety of foreign laws, treaties and technical standards;

●	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

●	difficulty in collecting accounts receivable and longer payment cycles for international customers than existing customers;

●	difficulty in staffing and managing foreign operations and maintaining the morale and productivity of employees within foreign operations;

●	multiple and possibly overlapping tax structures and potentially adverse tax consequences;

●	political and economic instability, including protectionist policies; and

●	changes in diplomatic and trade relationships.

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

In each of our business activities, we face current and potential competition from competitors that may have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitor in the cordless market is Dialog Semiconductors. Our principal competitors in the Unified Communications market include Broadcom, Dialog Semiconductors, Intel, Texas Instruments and Taiwanese IC vendors. Our principal competitors in the SmartVoice market include Knowles Corporation, Cirrus Logic, Synaptics, Microchip and developers of noise cancellation software running on mobile phones such as Qualcomm.

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

We currently receive research grants from programs of the IIA. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. Such reduction can also take place due to different allocation and methodology that IIA is implementing. The reduction of such research grants may increase our research and development expenses, which in turn may reduce our operating income. Our research and development expenses may increase if the grants from the IIA are reduced which may negatively affect our financial results. In addition, we are required to pay royalties to the IIA on products incorporating intellectual property, the development of which utilized funding from the IIA.  The royalties are subject to periodic audit by the IIA and should the IIA challenge the amount of royalties paid or payable by us and succeed in such a challenge, our gross margins for products incorporating such intellectual property, and our gross margins generally, may be negatively affect.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2020, 201 of our 340 employees were located in Israel, including 133 out of 202 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 96% of our total revenues for the first half of 2020 and 2019, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

General trade tensions between the U.S. and China have been escalating since 2018. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade and tariff policy could reduce the competitiveness of our products and cause our revenues to drop, which could materially and adversely impact our business and results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to repurchases of our common stock during the second quarter ended June 30, 2020.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (April 1, 2020 to April 30, 2020)	22,369	13.10	22,369	490,209
Month #2 (May 1, 2020 to May 31, 2020)	-	-	-	490,209
Month #3 (June 1, 2020 to June 30, 2020)	-	-	-	490,209	(1)

(1) The number represents the number of shares of our common stock that remained available for repurchase as of June 30, 2020 under previously authorized share repurchase programs.

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

At June 30, 2020, 490,209 shares of our common stock are available for repurchase under our board-authorized share repurchase programs. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. mine safety disclosure.

Not applicable.

ITEM 5. other information.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit 10.1

Share Purchase Agreement, by and among SoundChip SA (“SoundChip”), the Shareholders of SoundChip, DSP Group Ltd., and Mark Donaldson, Ben Skelton and Paul Darlington, as Founders and Shareholders’ Representatives [portions of this exhibit have been redacted].

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: August 10, 2020	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)