Form 10-Q
period 2020-09-30
DSP GROUP INC /DE/
filed 2020-11-09
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, there were 23,597,099 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,648	$28,737
Restricted deposit	517	518
Marketable securities and short-term deposits	47,415	39,141
Trade receivables	11,602	15,382
Other accounts receivable and prepaid expenses	5,086	3,551
Inventories	8,190	7,464

TOTAL CURRENT ASSETS	89,458	94,793

PROPERTY AND EQUIPMENT, NET	6,735	6,805

NON-CURRENT ASSETS:
Long-term marketable securities	55,555	62,884
Operating lease right of use	11,268	11,655
Long-term prepaid expenses	2,130	707
Deferred income taxes	6,963	6,377
Severance pay fund	15,743	15,800
Intangible assets, net	7,961	661
Goodwill	13,069	6,243

TOTAL NON-CURRENT ASSETS	112,689	104,327

TOTAL ASSETS	$208,882	$205,925

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$7,842	$8,511
Accrued compensation and benefits	7,427	8,781
Income tax accruals and payables	3,653	3,061
Operating lease liability	2,651	2,569
Short-term bank loans	192	-
Accrued expenses and other accounts payable	2,800	2,317

TOTAL CURRENT LIABILITIES	24,565	25,239

NON-CURRENT LIABILITIES:
Deferred income taxes	1,138	119
Accrued severance pay	16,110	16,074
Operating lease liability	9,888	10,436
Accrued pensions	1,021	963
Other long - term liabilities	1,945	-

TOTAL NON-CURRENT LIABILITIES	30,102	27,592

STOCKHOLDERS’ EQUITY:
Capital stock:
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at September 30, 2020 and December 31, 2019;
Issued and outstanding shares: 23,594,803 and 23,110,631 shares at September 30, 2020 and December 31, 2019, respectively	24	23
Additional paid-in capital	393,168	386,534
Treasury stock at cost	(109,670)	(113,862)
Accumulated other comprehensive loss	(688)	(889)
Accumulated deficit	(128,619)	(118,712)

TOTAL STOCKHOLDERS’ EQUITY	154,215	153,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208,882	$205,925

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$26,020	$31,042	$82,595	$88,352
Cost of revenues (1)	12,814	15,262	40,747	43,697
Gross profit	13,206	15,780	41,848	44,655
Operating expenses:
Research and development, net (2)	8,122	9,244	26,931	26,725
Sales and marketing (3)	4,117	4,311	13,563	13,180
General and administrative (4)	2,864	2,388	7,839	7,617
Intangible assets amortization	427	104	636	312
Total operating expenses	15,530	16,047	48,969	47,834
Operating loss	(2,324)	(267)	(7,121)	(3,179)
Financial income, net	343	416	1,535	1,129
Income (loss) before tax benefit	(1,981)	149	(5,586)	(2,050)
Income tax benefit	(90)	(335)	(152)	(947)
Net income (loss)	$(1,891)	$484	$(5,434)	$(1,103)
Net earnings (loss) per share:
Basic	$(0.08)	$0.02	$(0.23)	$(0.05)
Diluted	$(0.08)	$0.02	$(0.23)	$(0.05)

Weighted average number of shares used in per share computations of net earnings (loss):
Basic	23,562	22,957	23,399	22,752
Diluted	23,562	23,940	23,399	22,752

(1)

Includes equity-based compensation expense in the amount of $142 and $109 for the three months ended September 30, 2020 and 2019, and $391 and $346 for the nine months ended September 30, 2020 and 2019, respectively.

(2)

Includes equity-based compensation expense in the amount of $946 and $677 for the three months ended September 30, 2020 and 2019, respectively; and $2,523 and $2,202 for the nine months ended September 30, 2020 and 2019, respectively.

(3)

Includes equity-based compensation expense in the amount of $646 and $442 for the three months ended September 30, 2020 and 2019, respectively; and $1,821 and $1,318 for the nine months ended September 30, 2020 and 2019, respectively.

(4)

Includes equity-based compensation expense in the amount of $699 and $645 for the three months ended September 30, 2020 and 2019, respectively; and $1,811 and $1,972 for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (U.S. dollars in thousands)

	Three months ended September 30,
	2020	2019

Net income (loss):	$(1,891)	$484
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains (losses)	(50)	142
Reclassification adjustments for losses (gains) included in net income (loss)	(27)	7
Net change	(77)	149

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	6	4

Foreign currency translation adjustments, net	(63)	19

Other comprehensive income (loss)	(134)	172

Comprehensive income (loss)	$(2,025)	$656

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (U.S. dollars in thousands)

	Nine months ended September 30,
	2020	2019

Net loss:	$(5,434)	$(1,103)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains	332	1,492
Reclassification adjustments for losses (gains) included in net loss	(39)	50
Net change	293	1,542
Cash flow hedges:
Changes in unrealized gains	52	108
Reclassification adjustments for gains included in net loss	(52)	(105)

Net change	-	3

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	18	12

Foreign currency translation adjustments, net	(110)	(7)

Other comprehensive income	201	1,550

Comprehensive income (loss)	$(5,233)	$447

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(5,434)	$(1,103)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,235	1,126
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	6,546	5,838
Realized losses (gains) from sale of marketable securities, net	(39)	50
Capital loss (gain) from sale and disposal of property and equipment	(48)	20
Amortization of intangible assets	636	312
Operating lease amortization expenses	1,778	1,211
Change in operating lease liability	(1,857)	(488)
Accrued interest and amortization of premium on marketable securities and deposits	284	131
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(385)	(1,919)
Trade receivables, net	4,130	(8,169)
Other accounts receivable and prepaid expenses	(601)	616
Inventories	(713)	1,137
Long-term prepaid expenses	(381)	52
Trade payables	(796)	(1,369)
Accrued compensation and benefits	565	1,452
Income tax accruals	373	846
Accrued expenses and other accounts payable	518	(172)
Accrued severance pay, net	93	93
Accrued pensions	29	22

Net cash provided by (used in) operating activities	5,933	(314)

Cash flows from investing activities:

Purchase of marketable securities	(69,390)	(31,283)
Purchase of short-term deposits	(10,953)	(8,495)
Proceeds from maturity of marketable securities	46,924	20,906
Proceeds from sales of marketable securities	24,553	21,498
Proceeds from redemption of short-term deposits	7,953	7,973
Decrease in restricted deposits	17	-
Proceeds from sale of fixed assets	48	38
Purchases of property and equipment	(700)	(5,312)
Acquisition of initially consolidated subsidiary (1)	(13,944)	-

Net cash provided by (used in) investing activities	$(15,492)	$5,325

	Nine months ended September 30,
	2020	2019
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$1,477	$1,243
Repayment of short-term loans	(219)
Purchase of treasury stock	(3,736)	-

Net cash provided by (used in) financing activities	(2,478)	1,243

Increase (decrease) in cash and cash equivalents	(12,037)	6,254
Cash and cash equivalents at the beginning of the year	28,737	12,639
Erosion due to exchange rate differences	(52)	1

Cash and cash equivalents at the end of the year	$16,648	$18,894

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

(1)	During the third quarter of 2020, the Company completed the acquisition of SoundChip S.A. (“SoundChip”), a Swiss private company. The net fair value of the assets acquired, and the liabilities assumed, on the date of acquisition, was as follows

Working capital, excluding cash and cash equivalents	$(194)
Property and equipment	456
Prepaid employees’ retention expenses	2,000
Developed technology	7,189
Customer relationships	678
Backlog	55
Deferred tax liability	(1,121)
Other long-term liability	(1,945)
Goodwill	6,826
$13,944

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended September 30, 2019	Number of common stock	Common stock		Additional paid-In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2019	22,803	$23		$382,849	$(116,940)	$(117,297)	$(946)	$147,689
Net income	-	-		-	-	484	-	484
Change in accumulated other comprehensive income	-	-		-	-	-	172	172
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	104	*	)	-	1,043	(35)	-	1,008
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	96	*	)	15	957	(826)	-	146
Equity-based compensation		-		1,873	-	-	-	1,873
Balance at September 30, 2019	23,003	$23		$384,737	$(114,940)	$(117,674)	$(774)	$151,372
Three months ended September 30, 2020
Balance at June 30, 2020	23,410	$23		$390,734	$(111,532)	$(125,909)	$(554)	$152,762
Net loss	-	-		-	-	(1,891)	-	(1,891)
Change in accumulated other comprehensive loss	-	-		-	-	-	(134)	(134)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	106	*	)	1	1,063	(20)	-	1,044
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	79	1		-	799	(799)	-	1
Equity-based compensation		-		2,433	-	-	-	2,433
Balance at September 30, 2020	23,595	$24		$393,168	$(109,670)	$(128,619)	$(688)	$154,215

(*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of common stock	Common stock		Additional paid-in capital	Treasury stock	Accumulate deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Nine months ended September 30, 2019
Balance at December 31, 2018	22,266	$22		$378,855	$(122,325)	$(112,363)	$(2,324)	$141,865
Net loss	-	-		-	-	(1,103)	-	(1,103)
Change in accumulated other comprehensive income	-	-		-	-	-	1,550	1,550
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	206	*	)	-	2,066	(87)	-	1,979
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	531	1		44	5,319	(4,121)	-	1,243
Equity-based compensation	-	-		5,838	-	-	-	5,838
Balance at September 30, 2019	23,003	$23		$384,737	$(114,940)	$(117,674)	$(774)	$151,372
Nine months ended September 30, 2020
Balance at December 31, 2019	23,111	$23		$386,534	$(113,862)	$(118,712)	$(889)	$153,094
Net loss	-	-		-	-	(5,434)	-	(5,434)
Purchase of treasury stock	(305)	*	)	-	(3,736)	-	-	(3,736)
Change in accumulated other comprehensive income	-	-		-	-	-	201	201
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	211	*	)	-	2,116	(49)	-	2,067
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	578	1		88	5,812	(4,424)	-	1,477
Equity-based compensation	-	-		6,546	-	-	-	6,546
Balance at September 30, 2020	23,595	$24		$393,168	$(109,670)	$(128,619)	$(688)	$154,215

(*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

 DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2019.

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

Acquisition of SoundChip

In July 2020, the Company completed the acquisition of SoundChip SA, a privately-held Swiss company (“SoundChip”).

SoundChip is a leading supplier of active noise cancellation (ANC) technology, engineering services, design tools and production-line test systems for headsets. The acquisition combines SoundChip’s proven capabilities in hybrid ANC with the Company’s SmartVoice™ advanced low-power voice processing platform, algorithms, and mixed-signal expertise to streamline the delivery of cutting-edge wireless and true wireless stereo (TWS) headsets, from concept through to manufacturing.

The Company paid an initial purchase price of approximately $15 million (with a portion held in escrow in accordance with the agreement terms) on July 1, 2020 (the “Initial Purchase Price”) and agreed to pay future contingent cash milestone payments of up to $6 million upon the achievement of certain customer and product sales milestones during the period from July 1, 2020 to December 31, 2022. Transaction costs related to this acquisition amounted to approximately $0.3 million and were included in general and administrative expenses.

The results of operations of SoundChip have been included in the Company’s consolidated financial statements since July 1, 2020. The Company did not provide pro forma financial statements in accordance with ASC 810 for the SoundChip acquisition due to the immateriality of such acquisition.

Based upon a valuation of the tangible and intangible assets acquired and liabilities assumed, the Company has allocated the total purchase price of the acquisition of SoundChip as follows:

As of July 1, 2020
Cash	$443
Property and equipment	456
Current assets	2,301
Other non-current assets	1,042
Current liabilities	(971)
Other long-term liabilities	(1,945)
Net tangible assets acquired	1,327

Deferred tax liability	(1,121)
Intangible assets:
Developed technology	7,189
Backlog	54
Customer relationships	678
Total intangible assets	7,921

Goodwill	6,826

Net assets acquired	$14,952

In performing the purchase price allocation, the Company considered, among other factors, the intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of SoundChip’s products.  The fair value of the intangible assets was based on a valuation completed by a third-party valuation firm using an income approach and estimates and assumptions provided by management.

The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, future material adjustments to these purchase accounting fair value adjustments are possible.

The amount allocated to developed technology was determined using the income approach, on the basis of the present value of cash flows attributable to the developed technology and is amortized on a straight-line basis over 6.5 years.

The amount allocated to customer relationships was determined using the income approach, on the basis of the present value of cash flows attributable to the existing customers and is amortized on a straight-line basis over 9.5 years.

The excess of the purchase price of $6,826 over the net tangible assets and identifiable intangible assets acquired in the acquisition of SoundChip is recognized as goodwill.  An acquired workforce and control premium that did not meet the separability criteria has been included in the amount assigned to goodwill.  The goodwill recognized represents mainly the synergies the Company expects from the acquisition, both in revenues and expenses, and the expected benefits to the Company of the acquisition. The goodwill recognized for this acquisition is related to the Company’s SmartVoice segment.

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

Total operating lease cost during the three and nine months ended September 30, 2020 was $767 and $2,166, respectively, out of which an amount of $767 and $2,166 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three and nine months ended September 30, 2020, respectively.

Total operating lease cost during the three and nine months ended September 30, 2019 was $764 and $2,250, respectively, out of which an amount of $465 and $1,714 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three and nine months ended September 30, 2019, respectively.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows (unaudited):

	September 30, 2020	September 30, 2019
Weighted-average remaining lease term – operating leases (in years)	7.25	8.28
Weighted-average discount rate – operating leases	5.05%	4.97%

As of September 30, 2020, the Company’s lease liabilities were as follows:

	September 30, 2020	September 30, 2019
Gross lease liabilities	$15,314	$15,435
Less: imputed interest	(2,775)	(2,690)
Present value of lease liabilities	12,539	12,745
Less: current portion of lease liabilities	(2,651)	(2,520)
Total long-term lease liabilities	$9,888	$10,225

NOTE C—INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)

Work-in-process	$5,368	$4,512
Finished goods	2,822	2,952

	$8,190	$7,464

For the nine months ended September 30, 2020, the Company recorded $9 of income due to the utilization of inventory that was previously written off.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	Unaudited
Net income (loss)	$(1,891)	$484	$(5,434)	$(1,103)
Income (loss) per share:
Basic	$(0.08)	$0.02	$(0.23)	$(0.05)
Diluted	$(0.08)	$0.02	$(0.23)	$(0.05)
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings (loss) per share (in thousands)	23,562	22,957	23,399	22,752
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	983	-	-
Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	23,562	23,940	23,399	22,752

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at September 30, 2020 and December 31, 2019:

	Amortized cost		Unrealized gains (losses), net		Fair value
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	$18,147	$15,067	$-	$-	$18,147	$15,067
U.S. GSE securities	1,150	4,468	11	(6)	1,161	4,462
Corporate obligations	83,448	82,556	214	(60)	83,662	82,496

	$102,745	$102,091	$225	$(66)	$102,970	$102,025

The amortized cost of marketable debt securities and term deposits at September 30, 2020, by contractual maturities, is shown below (unaudited):

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$47,323	$109	$(17)	$47,415
Due after one year to five years	55,422	404	(271)	55,555

	$102,745	$513	$(288)	$102,970

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in interest and other income (expense), net on the Company’s condensed consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. As of September 30, 2020, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities. The Company has not recorded any impairment charge for unrealized losses in the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method and records such gains or losses as interest and other income (expense), net.

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2020 amounted to $42,286, while the unrealized losses for these marketable securities amounted to $288. Of the $288 unrealized losses outstanding as of September 30, 2020, no marketable securities were in a loss position for more than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the nine months ended September 30, 2020 and 2019 were $46,924 and $20,906, respectively. Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2020 and 2019 were $24,553 and $21,498, respectively. Net realized gains from the sale of available-for-sale securities for the nine months ended September 30, 2020 were $39 compared to net realized losses for the nine months ended September 30, 2019 of $50. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

NOTE F—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction.

The total amount of net unrecognized tax benefits was $3,079 and $3,170 at September 30, 2020 and December 31, 2019, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2020 and December 31, 2019, the Company had accrued interest and penalties relating to unrecognized tax benefits of $289 and $188, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three and nine month periods ended September 30, 2020 and 2019, of the Company’s significant customers (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	Unaudited
Major customers/ distributors	2020	2019	2020	2019
VTech Holdings Ltd.	23%	19%	21%	21%
Nexty Electronics ¹ ²	11%	11%	10%	9%
Ascend Technology Inc. ¹ ³	17%	24%	31%	25%

¹ Distributor.

² Nexty Electronics sells the Company’s products to a limited number of customers; one of those customers – Panasonic, accounted for 9% and 10% of the Company’s total revenues for the three month periods ended September 30, 2020 and 2019 respectively, and 9% and 8% of the Company’s total revenues for the nine month periods ended September 30, 2020 and 2019, respectively.

³ Ascend Technology sells the Company’s products to a limited number of customers; one of those customers - Cisco Systems – accounted for 1% and 8% of the Company’s total revenues for the three month periods ended September 30, 2020 and 2019, respectively, and 13% and 9% of the Company’s total revenues for the nine month periods ended September 30, 2020 and 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, the Company had no outstanding option or foreign exchange forward contracts.

The fair value of derivative assets and derivative liabilities were both $0 at September 30, 2020.

The amounts recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2020 that resulted from the above referenced hedging transactions were $41, $4 and $7, respectively.

The amounts recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2019 that resulted from the above referenced hedging transactions were $83, $8 and $14, respectively.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and nine months ended September 30, 2020 and 2019 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
	(Unaudited)
	2020	2019	2020	2019
Foreign exchange forward and option contracts	$-	$-	$52	$108

	Gains Reclassified from OCI into Income
		for the three months ended September 30		for the nine months ended September 30,
			Unaudited
	Location	2020	2019	2020	2019
Foreign exchange forward and option contracts	Operating expenses	$-	$-	$52	$105

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

NOTE J—EQUITY-BASED COMPENSATION

Grants for the three months ended September 30, 2020 and 2019:

The weighted average estimated fair value of employee restricted stock units (“RSUs”), that will be recognized as an expense, granted during the three months ended September  30, 2020 was $14.79 per share (using the weighted average pre vest cancellation rate of 4.32% for the three months ended September 30, 2020, on an annual basis).

There were no grants of employee stock options, RSUs or stock appreciation rights (“SARs”) during the three months ended September 30, 2019.

Employee stock benefit plans

As of September 30, 2020, the Company had two equity incentive plans from which the Company may grant future equity awards and one expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of September 30, 2020, approximately 563,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,049,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans (unaudited):

	Number of Options/SARs/RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (*)
	in thousands			in thousands
Outstanding at June 30, 2020	1,872	$2.45	3.97
Options granted	-	-
SARs granted	-	-
RSUs granted	92	-
Options / SARs / RSUs cancelled/forfeited/expired	(72)	-
Options / SARs exercised and RSUs vested	(79)	$0.03
Outstanding at September 30, 2020 (1)	1,813	$2.52	3.72	$19,323
Exercisable at September 30, 2020 (2)	440	$9.58	3.71	$1,581

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2020 ($13.18 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 1,773,000 shares of the Company’s common stock as of September 30, 2020. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 411,000 shares of the Company’s common stock as of September 30, 2020.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at September 30, 2020 with exercise prices above $13.18 per share (the closing price of the Company’s common stock on September 30, 2020) is as follows (unaudited):

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $13.18	440	$9.58	1,373	$0.26	1,813	$2.52
Above $13.18	-	$-	-	$-	-	$-
Total	440	$9.58	1,373	$0.26	1,813	$2.52

The Company’s aggregate equity-based compensation expense for the three months ended September 30, 2020 and 2019 totaled $2,433 and $1,873, respectively.

As of September 30, 2020, there was $9,132 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2020 through 2024.

NOTE K—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.”  The components of net pension and post-retirement periodic benefit cost (income) for the nine months ended September 30, 2020 and 2019 are as follows (unaudited):

	Nine months ended September 30,
	2020	2019
Components of net periodic benefit cost:
Service cost and amortization of loss	$21	$15
Interest cost	8	11

Net periodic benefit cost	$29	$26

The net pension liability as of September 30, 2020 amounted to $1,021.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020:

	Balance as of	Fair value measurements
	September 30, 2020	Level 1	Level 2	Level 3
Description	(Unaudited)
Assets:
Cash equivalents:
Money market mutual funds	$4,559	$4,559	-	-

Short-term marketable securities:
U.S. GSE securities	$426		$426
Corporate debt securities	$28,842	-	$28,842	-

Long-term marketable securities:
U.S. GSE securities	$735	-	$735	-
Corporate debt securities	$54,820	-	$54,820	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019:

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2020 due to the short-term maturity of these instruments.

NOTE M—STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2020, the Company repurchased 304,704 shares of common stock at an average purchase price of $12.26 per share for an aggregate purchase price of $3,736. As of September 30, 2020, 490,209 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program. During the first nine months of 2019, the Company did not repurchase any shares of common stock.

During the three months ended September 30, 2020 and 2019, the Company did not repurchase any shares of common stock.

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

During the first nine months of 2020, the Company issued approximately 789,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, the Company consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues, and amounted to 39% of the Company’s total revenues for both the first nine months of 2020 and 2019, and 48% and 40% of the Company’s total revenues for the third quarter of 2020 and 2019, respectively, and (ii) revenues from SmartHome products amounted to 14% and 13% of the Company’s total revenues for the first nine months of 2020 and 2019, respectively, and 14% and 12% of the Company’s total revenues for the third quarter of 2020 and 2019, respectively.

Unified Communications - Comprehensive solution for unified communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from the Company’s unified communications products represented 28% and 32% of its total revenues for the first nine months of 2020 and 2019, respectively, and 10% and 32% of the Company’s revenues for the third quarter of 2020 and 2019, respectively. No revenues derived from other products in the Unified Communications segment exceeded 10% of the Company’s total consolidated revenues for both the first nine months and the third quarter of 2020 and 2019.

SmartVoice Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phones, mobile headsets, hearables  and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues from the business associated with the SoundChip acquisition are included in the SmartVoice segment. Revenues derived from products in the SmartVoice segment represented 18% and 16% of the Company’s total revenues for the first nine months of 2020 and 2019, respectively, and 28% and 16% of the Company’s total revenues for the third quarter of 2020 and 2019, respectively. No revenues derived from other products in the SmartVoice segment exceeded 10% of the Company’s total consolidated revenues for either the first nine months or the third quarter of 2020 and 2019.

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

Selected operating results information for each business segment was as follows for the three and nine months ended September 30, 2020 and 2019 (unaudited):

	Three months ended September 30,
	Revenues		Income (loss) from operations
	2020	2019	2020	2019
Home	$16,235	$16,124	$5,096	$4,699
Unified Communications	$2,585	$9,955	$304	$3,592
SmartVoice	$7,200	$4,963	$(3,986)	$(6,101)
Total	$26,020	$31,042	$1,414	$2,190

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2020 and 2019 (unaudited):

	Nine months ended September 30,
	Revenues		Income (loss) from operations
	2020	2019	2020	2019
Home	$44,496	$45,772	$12,935	$12,936
Unified Communications	$22,968	$28,161	$7,341	$9,143
SmartVoice	$15,131	$14,419	$(18,236)	$(17,628)
Total	$82,595	$88,352	$2,040	$4,451

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months periods ended September 30, 2020 (unaudited):

	Three months	Nine months
Income from operations	$1,414	$2,040
Unallocated corporate, general and administrative expenses	(628)	(1,729)
Equity-based compensation expenses	(2,433)	(6,546)
Intangible assets amortization expenses	(427)	(636)
Amortization of employee’s retention expenses related to the acquisition of SoundChip	(250)	(250)
Financial income, net	343	1,535
Total consolidated loss before taxes	$(1,981)	$(5,586)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2019 (unaudited):

	Three months	Nine months
Income from operations	$2,190	$4,451
Unallocated corporate, general and administrative expenses	(480)	(1,480)
Equity-based compensation expenses	(1,873)	(5,838)
Intangible assets amortization expenses	(104)	(312)
Financial income, net	416	1,129
Total consolidated income (loss) before taxes	$149	$(2,050)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2020 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$304	$(474)	$(384)	$(554)
Other comprehensive loss before reclassifications	(50)	-	(63)	(113)
Losses (gains) reclassified from accumulated other comprehensive income	(27)	6	-	(21)

Net current period other comprehensive income (loss)	(77)	6	(63)	(134)

Ending balance	$227	$(468)	$(447)	$(688)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2020 (unaudited):

Details about accumulated other comprehensive income components	Losses (gains) reclassified from accumulated other comprehensive income	Affected line item in the statement of income

Gains on available-for-sale marketable securities	$(27)	Financial income, net
	-	Provision for income taxes
	$(27)	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	3	Sales and marketing

	6	Total, before income taxes

	-	Provision for income taxes

	6	Total, net of income taxes

Total reclassifications for the period	$(21)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2020 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(66)	$-	$(486)	$(337)	$(889)
Other comprehensive income (loss) before reclassifications	332	52	-	(110)	274
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(39)	(52)	18	-	(73)
Net current period other comprehensive income (loss)	293	-	18	(110)	201

Ending balance	$227	$-	$(468)	(447)	$(688)

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2020 (unaudited):

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)

Gains on available-for-sale marketable securities	$(39)	Financial income, net
	-	Provision for income taxes
	(39)	Total, net of income taxes

Gains on cash flow hedges
	(41)	Research and development
	(4)	Sales and marketing
	(7)	General and administrative
	(52)	Total, before income taxes
	-	Provision for income taxes
	(52)	Total, net of income taxes

Losses on components of defined benefit plans	9	Research and development
	9	Sales and marketing
	18	Total, before income taxes
	-	Provision for income taxes
	18	Total, net of income taxes

Total reclassifications for the period	$(73)	Total, net of income taxes

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

The Company recorded grants in the amount of $704 and $304 for the three month periods ended September 30, 2020 and 2019, respectively.

The Company recorded grants in the amount of $1,824 and $1,305 for the nine month periods ended September 30, 2020 and 2019, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our expectation that revenues from our IoAT businesses will represent more than a majority of our total revenues in 2020;

●

Our belief that we may face some near-term challenges, mainly related to a shortfall in consumer spending and its negative impact on demand for consumer electronics products, a slowdown in the Unified Communications market related to reduced spending in enterprise IT infrastructure, and certain industry-wide supply chain constraints that are placing certain limitations on our product deliveries, that could negatively impact our revenues for full year 2020;

●	Our belief that our past research and development investments in new technologies have paid off;

●

Our belief that for the long term, a shift to hybrid working models that combine on-premise and remote work and other trends emerging from COVID-19 could create an increased demand for Unified Communications products to enhance workforce’s efficiency and productivity;

●	Our belief that our innovative technical solutions are well-positioned to play a pivotal role in the technological trends that are accelerating as a result of the COVID-19 pandemic;

●	Our belief that sensitivity to touching commonly-used surfaces during the pandemic accelerates the adoption of voice as user interfaces (VUIs) for a broad array of products;

●

Our belief that increased voice call volume made from home amid the COVID-19 pandemic could drive demand for the integration of DECT/ULE in home gateways to ensure quality of service and full home coverage;

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

●

Although the COVID-19 pandemic has slowed the decline, our belief that the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products;

●	Our belief that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2020; and

●	Our belief that our available cash and cash equivalents at September 30, 2020 should be sufficient to finance our operations for the foreseeable future.

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

Management is actively monitoring the impact of the pandemic on the company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continual evolution of the pandemic and the global responses to curb its spread, we are not able to estimate the full effect of the pandemic on the company’s financial results for fiscal year 2020.  The following discussions are subject to the future effects of the pandemic.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and Unified Communications phones to home gateways and connected multimedia screens. Our Home segment consists of cordless telephony products and SmartHome products, which are comprised of our home gateway and home automation products. Our Unified Communications segment consists of a comprehensive set of solutions for Unified Communications office products. Our SmartVoice segment consists of products targeted at mobile, IoT and wearable device markets that incorporate our noise suppression and voice quality enhancement HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

In 2013, we defined three initiatives aimed at growing market verticals, which align well with our expertise. We called such initiatives Unified Communications, SmartHome, and SmartVoice, which together we referred to as “growth initiatives.” Our past research and development investments paid off and our strategy with respect to such initiatives has proven successful.  Starting in 2018, our growth initiatives accounted for a majority of our total revenues. Reflecting our success in turning growth initiatives into our core expertise, we changed the terminology “growth initiatives” to Internet of Audio Things or “IoAT businesses.”

In July 2020, we completed the acquisition of SoundChip SA, a privately-held Swiss company (“SoundChip”) for an initial purchase price of approximately $15 million and agreed to pay future contingent cash milestone payments of up to $6 million upon the achievement of certain customer and product sales milestones. SoundChip is a leading supplier of active noise cancellation (ANC) technology, engineering services, design tools and production-line test systems for headsets. The acquisition combines SoundChip’s proven capabilities in hybrid ANC with our SmartVoice™ advanced low-power voice processing platform, algorithms, and mixed-signal expertise to streamline the delivery of cutting-edge wireless and true wireless stereo (TWS) headsets, from concept through to manufacturing. SoundChip’s operations were consolidated as of July 1, 2020 and are included in the SmartVoice segment.

We believe our innovative technical solutions are well-positioned to play a pivotal role in the technological trends that are accelerating as a result of the pandemic. For instance, with more employees working remotely, and offices reconfiguring workspaces to cater to social distancing requirements, high-quality voice-centric communication is essential.  In particular, our business is directly benefitting from increased adoption of voice user interfaces, a surge in voice call traffic, and demand for intuitive, seamless, and reliable collaboration tools.  Although there is a near-term slowdown in the Unified Communications market due to reduced spending in enterprise IT infrastructure as a result of work-from-home activities, for the long term, a shift to hybrid working models that combine on-premise and remote work and other trends emerging from COVID-19 could create an increased demand for Unified Communications products, such as headsets, phones, video conferencing and conferencing systems, to enhance workforce’s efficiency and productivity. Also, individuals worldwide have recently become sensitive to the health risks of touching commonly-used surfaces, which accelerates the adoption of voice as user interfaces (VUIs) for a broad array of products to address the increasing preference for contactless, germ-free, voice-enabled human-machine interface. Moreover, amid the pandemic, voice call volume increased significantly, which could drive demand for the integration of DECT/ULE in home gateways to ensure quality of service and full home coverage. We believe we are uniquely positioned to leverage our leadership in Unified Communications, SmartVoice and SmartHome markets with world class technologies and innovative solutions that address the increasing demands of these markets.

For the first nine months of 2020, revenues from our IoAT businesses were $50.1 million and accounted for 61% of our total revenues, same as the first nine months of 2019, and represented a decrease of 8% year-over-year in absolute numbers.  Although revenues from our SmartVoice segment increased by 5%, the decline in our IoAT business revenues for the comparable period was driven by near-term weakness in the Unified Communications segment, which overshadowed the strong performance of our SmartVoice segment.  Revenues from our Unified Communications products represented 28% of our total revenues for the first nine months of 2020, as compared to 32% of our total revenues for the first nine months of 2019.  Revenues from our SmartVoice products represented 18% of our total revenues for the first nine months of 2020, as compared to 16% of our total revenues for the first nine months of 2019.  Revenues from SmartHome products accounted for 14% and 13% of our revenues for the first nine months of 2020 and 2019, respectively.

For the first nine months of 2020 as compared to the first nine months of 2019, revenues from the SmartVoice segment increased by 5%,  revenues from the Unified Communications segment decreased by 18%, and revenues from SmartHome products increased by 3%.  Based on a strong pipeline of design wins, our current mix of IoAT products and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our IoAT businesses  to represent more than a majority of our total revenues for full year 2020.

Our revenues were $82.6 million for the first nine months of 2020, a 7% decrease compared to the corresponding period of 2019. The decrease for the first nine months of 2020 was primarily as a result of a decrease in sales of our Unified Communications products and the continued, albeit slowed during COVID-19, decrease in sales of our digital cordless products, partially offset by increased sales of our SmartVoice and SmartHome products.

Our gross margin increased to 50.7% of our total revenues for the first nine months of 2020 from 50.5% for the first nine months of 2019, primary due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers. Generally, our gross margin will continue to increase, as our product mix shifts in favor of new products, which generally have higher gross margins.

Our operating loss was $7.1 million for the first nine months of 2020, as compared to an operating loss of $3.2 million for the first nine months of 2019. The increase in our operating loss is attributable mainly to an increase in operating expenses and a decrease in revenues for the first nine months of 2020, as compared to the corresponding period of 2019. Our operating expenses increased to $49.0 million for the first nine months of 2020, from $47.8 million for the first nine months of 2019.

Notwithstanding our success in increasing our revenues from IoAT businesses and increasing our gross margin as a percentage of our total revenues, we expect that our financial condition will be challenged by the negative impact of the pandemic and the expected, continued decline of the cordless telephony market, which decline has slowed during the pandemic Nonetheless, a significant percentage of our revenues will continue to be generated from sales of chipsets used in cordless phones that are based on fixed-line telephony.

As of September 30, 2020, our principal source of liquidity consisted of cash and cash equivalents of $16.6 million and marketable securities, short and long-term deposits of $103.0 million, totaling $119.6 million.

COVID-19

Throughout the COVID-19 outbreak, we have continued to supply our chipsets and serve customers. We have taken a number of precautionary health and safety measures to safeguard our employees while maintaining business continuity.  We are monitoring and assessing orders issued by applicable governments to ensure compliance with evolving COVID-19 guidelines. Nonetheless, prolonged measures to contain the spread of coronavirus poses uncertainty for economic activities, and we are currently unable to determine or predict the nature, duration or scope of the overall impact the pandemic will have on our business, results of operations, liquidity or capital resources for full year 2020.  We have experienced softening demand for consumer electronic products due to social distancing and other restrictions. Also, we are experiencing some near-term slowdown in the Unified Communications market due to reduced spending in enterprise IT infrastructure as a result of work-from-home activities. Furthermore, there are certain industry-wide supply chain constraints that are placing certain limitations on our product deliveries. Therefore, while we are confident about our engagement pipeline and the long-term prospects of our IoAT businesses, we may face some near-term challenges that could negatively impact our revenues for full year 2020.

In light of the uncertain and rapidly evolving situation relating to the pandemic, we have taken a number of precautionary measures to manage our resources conservatively to mitigate the adverse impact of the pandemic. We will continue to closely monitor our exposure levels and align them to the dynamics we will experience in the coming months. We will assess our business during the crisis to make strategic decisions for our business in the best interests of stockholders.

RESULTS OF OPERATIONS

The following tables represent our total revenues and our revenues by product family for the three and nine month periods ended September 30, 2020 and 2019 (dollars in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Total Revenues (1)	$26.0	$31.0	(16%)	$82.6	$88.4	(7%)
Cordless (2)	$12.5	$12.3	2%	$32.5	$34.2	(5%)
Percentage of total revenues	48%	40%		39%	39%
SmartHome (3)	$3.7	$3.8	(3%)	$12.0	$11.6	3%
Percentage of total revenues	14%	12%		14%	13%
Unified Communications (4)	$2.6	$10.0	(74%)	$23.0	$28.2	(18%)
Percentage of total revenues	10%	32%		28%	32%
SmartVoice (5)	$7.2	$5.0	45%	$15.1	$14.4	5%
Percentage of total revenues	28%	16%		18%	16%
1.

The decrease in revenues for the third quarter of 2020, as compared to the same period in 2019, was primarily as a result of a decrease in sales of our Unified Communications and SmartHome products, offset to some extent by increased sales of our SmartVoice and cordless telephony products. The decrease in revenues for the first nine months of 2020, as compared to the same period in 2019, was primarily as a result of a decrease in sales of our cordless telephony and Unified Communications products, offset to some extent by increased sales of our SmartVoice and Smart Home products.

2.

The increase in cordless revenues for the third quarter of 2020, as compared to the same periods in 2019, was mainly attributable to increased demand from our customers as a result of social distancing, work from home, remote learning and other outgrowths of the pandemic that stimulated a resurgence in voice traffic. The decrease in cordless revenues for the nine months of 2020, as compared to the same period in 2019, was mainly attributable to the continual decline in demand from our customers, offset to some extent by the pandemic that has slowed the decline.

3.

The decrease in SmartHome revenues for the third quarter of 2020, as compared to the same periods in 2019, was mainly attributable to decreased demand from our customers for home gateway products. The increase in SmartHome revenues for the nine months of 2020, as compared to the same period in 2019, was mainly attributable to increased demand from our customers for home gateway and home automation products.

4.

The decrease in our Unified Communications product sales for the third quarter and the first nine months of 2020, as compared to the comparable periods in 2019, was mainly attributable to lower customer demand, mostly due to near-term weakness in the overall market due to reduced spending in enterprise IT infrastructure as a result of the pandemic.

5.

The increase in our SmartVoice product sales for the third quarter and the first nine months of 2020, as compared to the same periods in 2019, was attributable to an increase in the number of customers and design wins in this segment.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
United States	$ 92	$ 1,351	$ 1,601	$ 3,827
Japan	3,242	3,672	9,208	9,063
Europe	2,004	2,644	4,982	6,881
Hong-Kong	9,472	8,169	24,862	23,952
China	6,710	6,187	16,290	17,193
Taiwan	2,712	5,970	20,815	18,658
South Korea	1,410	1,648	3,734	5,703
Other	378	1,401	1,103	3,075
Total revenues	$ 26,020	$ 31,042	$ 82,595	$ 88,352

Sales to our customers in United States decreased for the third quarter and the first nine months of 2020 as compared to the same periods of 2019, representing a decrease of 93% and 58%, respectively, in absolute dollars. The decrease in our sales to the United States for the comparable periods resulted mainly from a decrease in sales to one of our U.S. customers in the Unified Communications segment.

Sales to our customers in Japan decreased for the third quarter of 2020 as compared to the same period of 2019, representing a decrease of 12% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales through our distributor, Nexty Electronics Corporation (“Nexty Electronics”), to Panasonic Communications Ltd (“Panasonic”), representing a decrease of 20%  in absolute dollars for the third quarter of 2020 as compared to the same periods of 2019. Sales to our customers in Japan increased for the first nine months of 2020 as compared to the same period of 2019, representing an increase of 2% in absolute dollars. The increase in our sales to Japan for the comparable periods resulted mainly from an increase in sales through our distributor, Nexty Electronics, to the Japanese domestic market.

Sales to our customers in Europe decreased for the third quarter and the first nine months of 2020, as compared to the same periods of 2019, representing a decrease of 24% and 28%, respectively, in absolute dollars, resulting mainly from a decrease in sales to all our European customers.

Sales to our customers in Hong Kong increased for the third quarter and the first nine months of 2020, as compared to the same periods of 2019, representing an increase of 16% and 4%, respectively, in absolute dollars, resulting mainly from an increase in sales to our customer, Guo Wei Electronics Co Ltd (“Guo Wei”), representing a 50% and 35% increase in sales for the comparable periods.

Sales to our customers in China increased for the third quarter of 2020, as compared to the same period of 2019, representing an increase of 8%, in absolute dollars. The increase in our sales to China for the comparable periods resulted mainly from an increase in demand from Lenovo and a number of our Chinese customers. Sales to our customers in China decreased for the first nine months of 2020, as compared to the same period of 2019, representing a decrease of 5% in absolute dollars. The decrease in our sales to China for the comparable periods resulted mainly from a decrease in our sales to OPPO Mobile Telecommunications Corp. Ltd, one of China’s top mobile OEMs.

Sales to our customers in Taiwan decreased for the third quarter of 2020, as compared to the same period of 2019, representing a decrease of 55% in absolute dollars. The decrease in our sales to Taiwan for the comparable periods resulted mainly from a decrease in sales for our Unified Communications products to Avaya Holdings Corporation (“Avaya”) and Cisco Systems, Inc. (“Cisco”) through our distributor, Ascend Technology Inc. (“Ascend Technology”).

Sales to our customers in Taiwan decreased for the first nine months of 2020, as compared to the same periods of 2019, representing a decrease of 12% in absolute dollars. The decrease in our sales to Taiwan for the comparable periods resulted mainly from a decrease in sales for our Unified Communications products to Cisco through our distributor, Ascend Technology.

Sales to our customers in South Korea decreased for the third quarter and the first nine months of 2020, as compared to the same periods of 2019, representing a decrease of 14% and 35%, respectively, in absolute dollars, which resulted mainly from a decrease in sales to a tier one customer in the SmartVoice segment.

Sales to our other customers decreased for the third quarter and the first nine months of 2020, as compared to the same periods of 2019, representing a decrease of 73% and 64%, respectively, in absolute dollars, which resulted mainly from a decrease in sales to one of our customers in Brazil.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three and nine month periods ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
VTech Holdings Ltd.	23%	19%	21%	21%
Panasonic	9%	10%	9%	8%
Cisco	1%	8%	13%	9%
Guo Wei	11%	6%	7%	5%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three and nine-month periods ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Nexty Electronics (1)	11%	11%	10%	9%
Ascend Technology (2)	17%	24%	31%	25%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers. One of those customers – Panasonic - accounted for 9% and 10% of our total revenues for the third quarter of 2020 and 2019, respectively, and 9% and 8% of our total revenues for the nine month periods ended September 30, 2020 and 2019, respectively.

(2)

Ascend Technology sells our products to a limited number of customers. One of those customers – Cisco – accounted for 1% and 8% of our total revenues for the three-month periods ended September 30, 2020 and 2019, respectively, and 13% and 9% of our total revenues for the nine month periods ended September 30, 2020 and 2019, respectively.

Significant products.  Revenues from our digital cordless telephony products represented 39% of our total revenues for both the nine months ended September 30, 2020 and 2019. Revenues from our digital cordless telephony products represented 48% and 40% of our total revenues for the third quarter of 2020 and 2019, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2020.

Revenues from our Unified Communications products represented 28% and 32% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively. Revenues from our Unified Communications products represented 10% and 32% of our total revenues for the third quarter of 2020 and 2019, respectively.

Revenues from our SmartVoice products represented 18% and 16% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively. Revenues from our SmartVoice products represented 28% and 16% of our total revenues for the third quarter of 2020 and 2019, respectively.

Revenues from our SmartHome products represented 14% and 13% of our total revenues for the nine-month periods ended September 30, 2020 and 2019, respectively. Revenues from our SmartHome products represented 14% and 12% of our total revenues for the third quarter of 2020 and 2019, respectively.

Gross profit.  Gross profit as a percentage of revenues was 50.8 % for both the third quarter of 2020 and 2019. Gross profit as a percentage of revenues was 50.7% for the first nine months of 2020 and 50.5% for the first nine months of 2019.

The increase in our gross profit for the first nine months of 2020, as compared to the comparable period in 2019, was primarily due to (i) a change in the mix of products sold and mix of customers, and (ii) an improvement in direct contribution and production yield of certain of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventory obsolesce and logistics personnel.

Research and development expenses, net. Our research and development expenses, net, decreased to $8.1 million for the third quarter of 2020 from $9.2 million for the third quarter of 2019. The decrease for the third quarter of 2020 was mainly due to (i) a decrease in salaries and employee-related expenses of $0.5 million, as compared to the third quarter of 2019, mainly due to a temporary payroll  reduction as a result of the pandemic , (ii) a decrease of $0.2 million in IP expenses, as compared to the third quarter of 2019, (iii) an increase in funding received from the IIA in the amount of $0.4 million, (iv) a decrease of $0.1 million in travel-related expenses, as compared to the third quarter of 2019, and (v) a decrease of $0.3 million in development tools consumption and overhead allocated expenses as compared to the third quarter of 2019. The decrease in research and development expenses was partially offset by an increase in equity-based compensation expense of $0.3 million, as compared to the third quarter of 2019.

Our research and development expenses, net, increased to $26.9 million for the first nine months of 2020 from $26.7 million for the first nine months of 2019. The increase for the first nine months of 2020 was mainly due to (i) an increase of $1.1 million in IP and tape out expenses for the first nine months of 2020, as compared to the first nine months of 2019, and (ii) an increase of $0.3 million in equity-based compensation expenses  in the first nine months of 2020, as compared to the first nine months of 2019. Those increases were partially offset by (i) a decrease of $0.5 million in subcontractors, consultants, labor contractors and development tools expenses, as compared to the first nine months of 2019, (ii) a decrease of $0.3 million in travel -related expenses as compared to the first nine months of 2019, and (iii) an increase of $0.5 million in funding received from the IIA, as compared to the first nine months of 2019.

Our research and development expenses, net, as a percentage of our total revenues were 31% and 30% for the three months ended September 30, 2020, and 2019, respectively, and 33% and 30% for the nine months ended September 30, 2020 and 2019, respectively. The increase in research and development expenses, net, as a percentage of our total revenues for the third quarter of 2020 as compared to the third quarter of 2019, was mainly due to a decrease in revenues, partially offset by a decrease in research and development expenses for the comparable periods. The increase in research and development expenses, net, as a percentage of our total revenues for the first nine months of 2020, as compared to the first nine months of 2019, was mainly due to a decrease in revenues and an increase in research and development expenses for the comparable periods.

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

Sales and marketing expenses.  Our sales and marketing expenses decreased to $4.1 million for the third quarter of 2020 from $4.3 million for the third quarter of 2019. The decrease in sales and marketing expenses for the third quarter of 2020, as compared to the comparable period of 2019, was mainly due to (i) a decrease of $0.2 million in salaries and payroll related expenses, as compared to the third quarter of 2019, mainly due to a temporary payroll reduction as a result of the pandemic and (ii) a decrease of $0.2 million in travel -related expenses, as compared to the third quarter of 2019. The decrease in sales and marketing expenses was partially offset by an increase of $0.2 million in equity-based compensation expenses, as compared to the third quarter of 2019.

Our sales and marketing expenses increased to $13.6 million for the first nine months of 2020 from $13.2 million for the first nine months of 2019. The increase in sales and marketing expenses for the first nine months of 2020, compared to the comparable period of 2019, was mainly due to (i) an increase in salaries and payroll related expenses in the amount of $0.1 million for the first nine months of 2020, as compared to the first nine months of 2019, mainly as a result of an increase in the number of sales and marketing employees, (ii) an increase of $0.5 million in equity-based compensation expenses for the first nine months of 2020, as compared to the first nine months of 2019, and (iii) an increase of $0.2 million in sales commissions for the first nine months of 2020, as compared to the first nine months of 2019. The increase in sales and marketing expenses was partially offset by a decrease of $0.4 million in travel-related expenses for the first nine months of 2020, as compared to the first nine months of 2019.

Our sales and marketing expenses, net, as a percentage of our total revenues were 16% and 14% for the three months ended September 30, 2020 and 2019, respectively, and 16% and 15% for the first nine months of 2020 and 2019, respectively.  The increase in sales and marketing expenses, as a percentage of our total revenues for the third quarter of 2020, as compared to the third quarter of 2019, was mainly due to a decrease in revenues, partially offset by a decrease in sales and marketing expenses for the comparable periods. The increase in sales and marketing expenses, as a percentage of our total revenues for the first nine months of 2020, as compared to the first nine months of 2019, was mainly due to a decrease in revenues and an increase in sales and marketing expenses for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses.  Our general and administrative expenses increased to $2.9 million for the third quarter of 2020 from $2.4 million for the third quarter of 2019. The increase in our general and administrative expenses for the third quarter of 2020, as compared to the comparable period of 2019, was mainly due to (i) $0.25 million of transaction expenses related to the acquisition of  SoundChip incurred in the third quarter of 2020, (ii) an increase of $0.3 million in professional expenses, including legal, accounting and directors and officers insurance premiums, and (iii) an increase of $0.1 million in equity -based compensation expenses . The increase in general and administrative expenses was partially offset by a decrease of $0.1 million in salaries and payroll -related expenses, as compared to the third quarter of 2019, mainly due to a temporary payroll reduction as a result of COVID19 situation.

Our general and administrative expenses increased to $7.8 million for the first nine months of 2020 from $7.6 million for the first nine months of 2019. The increase in our general and administrative expenses for the first nine months of 2020, as compared to the comparable period of 2019, was mainly due to (i) an increase of $0.4 million in professional expenses, including legal, accounting and directors and officers insurance premiums, and (ii) $0.25 million of transaction expenses related to the acquisition of SoundChip incurred in the third quarter of 2020. These increases were partially offset by (i) a decrease of $0.2 million in equity-based compensation expenses, (ii) a decrease of $0.1 million in travel-related expenses, and (iii) a decrease of $0.2 million in salary and related expenses.

General and administrative expenses as a percentage of our total revenues were 9% for both the first nine months ended September 30, 2020 and 2019, and 11% and 8% for the three months period ended September 30, 2020 and 2019, respectively. The increase as a percentage of our total revenues for the three-month period ended September 30, 2020 was mainly due to a decrease in revenues and an increase in general and administrative expenses for the comparable periods.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, we consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues, and amounted to 39% of our total revenues for the both first nine months of 2020 and 2019, and 48% and 40% of our total revenues for the third quarter of 2020 and 2019, respectively, and (ii) revenues from SmartHome products amounted to 14% and 13% of our total revenues for the first nine months of 2020 and 2019, respectively, and 14% and 12% of our total revenues for the third quarter of 2020 and 2019, respectively.

Unified Communications - Comprehensive solution for unified communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications.  Revenues from the Company’s unified communications products represented 28% and 32% of its total revenues for the first nine months of 2020 and 2019, respectively, and 10% and 32% of our revenues for the third quarter of 2020 and 2019, respectively. No revenues derived from other products in the Unified Communications segment exceeded 10% of our total consolidated revenues for both the first nine months and the third quarter of 2020 and 2019.

SmartVoice Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination for mobile phones, mobile headsets, hearables  and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues from the business associated with the SoundChip acquisition are included in the SmartVoice segment. Revenues derived from products in the SmartVoice segment represented 18% and 16% of our total revenues for the first nine months of 2020 and 2019, respectively, and 28% and 16% of our total revenues for the third quarter of 2020 and 2019, respectively. No revenues derived from other products in the SmartVoice segment exceeded 10% of our total consolidated revenues for either the first nine months or the third quarter of 2020 and 2019.

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

Selected operating results information for each business segment was as follows for the three and nine months ended September 30, 2020 and 2019 (unaudited):

	Three months ended September 30,
	Revenues		Income (loss) from operations
	2020	2019	2020	2019
Home	$16,235	$16,124	$5,096	$4,699
Unified Communications	$2,585	$9,955	$304	$3,592
SmartVoice	$7,200	$4,963	$(3,986)	$(6,101)
Total	$26,020	$31,042	$1,414	$2,190

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2020 and 2019 (unaudited):

	Nine months ended September 30,
	Revenues		Income (loss) from operations
	2020	2019	2020	2019
Home	$44,496	$45,772	$12,935	$12,936
Unified Communications	$22,968	$28,161	$7,341	$9,143
SmartVoice	$15,131	$14,419	$(18,236)	$(17,628)
Total	$82,595	$88,352	$2,040	$4,451

Sales to our customers in the home segment decreased for the first nine months of 2020, as compared to the first nine months of 2019, representing a decrease of 3% in absolute dollars for the comparable periods. The decrease in sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones, offset to some extent by increased demand for SmartHome products.

Sales to our customers in the Unified Communications segment decreased for the third quarter and first nine months of 2020, as compared to the third quarter and first nine months of 2019, representing a decrease of 74% and 18%, respectively, in absolute dollars. The decrease in sales in the Unified Communications segment for the comparable periods was attributable to lower customer demand mostly due to a decline in enterprise spending on unified communications end points as the workforce transitioned to work-from-home activities as a result of the pandemic.

Sales to our customers in the SmartVoice segment increased for the third quarter and the first nine months of 2020, as compared to the third quarter and first nine months of 2019, representing an increase of 45% and 5%, respectively, in absolute dollars. The increase in sales to our customers in the SmartVoice segment for the comparable periods was mainly driven by an accelerated demand for VUI devices due to the pandemic, as the act of touching devices carry a risk of infection, people prefer to purchase devices that support VUI natively across a broad array of applications. The increase was also due to the inclusion of the SoundChip revenues in the SmartVoice segment for the quarter.

The reconciliation of segment operating results information to our consolidated financial information is included in Note N to our condensed consolidated financial statements.

Amortization of intangible assets.  For the third quarter of 2020 and 2019, we recorded an expense of $0.4 million and $0.1 million, respectively, relating to the amortization of intangible assets associated with current and previous acquisitions. During the first nine months of 2020 and 2019, we recorded an expense of $0.6 million and $0.3 million, respectively, relating to the amortization of intangible assets associated with current and previous acquisitions. The above-mentioned increase in 2020, as compared to the comparable periods in 2019, is attributable to the amortization of intangible assets related to our acquisition of SoundChip in July 2020.

Financial income, net. Financial income, net, amounted to $0.3 million and $0.4 million for the three month periods ended September 30, 2020 and 2019, respectively. Financial income, net, amounted to $1.5 million and $1.1 million for the first nine months of 2020 and 2019, respectively.

Financial income, net, for the third quarter of 2020 decreased as a result of a decrease in marketable securities and deposit interest for the third quarter of 2020, as compared to the third quarter of 2019, due to a decrease in interest rates. This was partially offset by a decrease of $0.1 million for the expenses deriving from exchange rate differences due to the new lease accounting standard (ASC 2016-02) included in the third quarter of 2020, as compared to these exchange rate differences in the third quarter of 2019.

Financial income, net, for the first nine months of 2020 increased by $0.4 million as a result of a decrease of  $0.8 million in non-cash expenses from exchange rate differences resulting from ASC 2016-02 included in the first nine months of 2019, partially offset by a decrease of $0.4 million in interest rates in the first nine months of 2020, as compared to the first nine months of 2019.

Provision for income taxes.  We had income tax benefit in the amount of $0.1 million for the third quarter of 2020, as compared to income tax expense of $0.3 million for the third quarter of 2019.  We had $0.2 million of income tax benefit in the first nine months of 2020, as compared to $0.9 million of income tax expense for the first nine months of 2019. The income tax benefit for the third quarter of 2020 was attributable to income in the amount of $0.2 million that resulted from changes in deferred taxes related to intangible assets acquired in current and previous acquisitions and equity-based compensation expenses, offset to some extent by $0.1 million of current taxes. The income tax benefit for the third quarter of 2019 was attributable to (i) income in the amount of $0.2 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, and (ii) income in the amount of $0.1 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. The income tax benefit for the first nine months of 2020 was attributable to income in the amount of $0.25 million that resulted from changes in deferred taxes related to intangible assets acquired in current and previous acquisitions and equity-based compensation expenses, offset to some extent by $0.1 million of current taxes. The income tax benefit for the first nine months of 2019 was attributable to (x) income in the amount of $0.6 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, and (y) income in the amount of $0.3 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first nine months of 2020, we generated $5.9 million of cash and cash equivalents in our operating activities, as compared to $0.3 million of cash used in our operating activities for the first nine months of 2019. The increase in net cash provided from operating activities for the first nine months of 2020, as compared to the first nine months of 2019, was mainly as a result of changes in working capital items for the first nine months of 2020, as compared to the first nine months of 2019, offset to some extent by an increase in net loss for the first nine months of 2020, as compared to the first nine months of 2019.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2020, we purchased $80.3 million of marketable securities and short-term deposits, compared to $39.8 million purchased during the first nine months of 2019. During the first nine months of 2020, $54.9 million of marketable securities and short-term deposits matured and were called by the issuers, as compared to $28.9 million during the first nine months of 2019. During the first nine months of 2020 and 2019, $24.5 million and $21.5 million, respectively, of marketable securities were sold. As of September 30, 2020, the amortized cost of our marketable securities and deposits was $102.8 million and their stated market value was $103.0, representing $0.2 million of unrealized gains.

During the third quarter of 2020, we completed the acquisition of SoundChip. As part of the acquisition, we paid $13.9 million (net of cash existed in the company on the date of the acquisition) to the company’s shareholders. Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.7 and $5.3 million, for the first nine months of 2020 and 2019, respectively. For the first nine months of 2019, capital investments were related mostly to leasehold improvements for our new Israeli facilities.

Financing activities.  No shares of common stock were repurchased during the three months ended September 30, 2020 and 2019. During the first nine months of 2020, we paid an aggregate purchase price of $3.7 million to repurchase approximately 305,000 shares of common stock at an average purchase price of $12.26 per share.  No shares of common stock were repurchased during the first nine months of 2019.

In addition, during the first nine months of 2020, we received $1.5 million upon the exercise of employee stock options. During the first nine months of 2019, we received $1.2 million upon the exercise of employee stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In February 2019, our board authorized an increase of the existing share repurchase program to an aggregate of $10.0 million, inclusive of previously authorized amounts under the repurchase program. At September 30, 2020, 490,209 shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of September 30, 2020, we had cash and cash equivalents totaling approximately $16.6 million and marketable securities and time deposits of approximately $103.0 million. Out of total cash, cash equivalents and marketable securities of $119.6 million, $108.6 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at September 30, 2020 was approximately $64.9 million, compared to $59.6 as of September 30, 2019. The increase in working capital was mainly due to (i) a net cash of $16.7 million generated from operating activities from September 30, 2019 through September 30, 2020, (ii) the replacement of long term marketable securities with short term marketable securities and deposits, and (iii) a net cash of $1.6 million received upon the exercise of employee stock options from September 30, 2019 through September 30, 2020. The above-mentioned increases were offset by (i) the acquisition of SoundChip in an amount of $13.9 million, (ii) the repurchase of our common stock in the amount of $3.7 million from September 30, 2019 through September 30, 2020, and (iii) capital equipment purchases in the amount of $1.0 million from September 30, 2019 through September 30, 2020. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign currency exchange rate risk.  A significant part of our sales and expenses are denominated in U.S. dollars.  Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2020, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to notes to our condensed consolidated financial statements for the period ended September 30, 2020. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See “Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (4) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (5) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law requires us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” (6) changes to the Risk Factor below entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld;” (7) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (8) changes to the Risk Factor below entitled “The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations;” (9) changes to the Risk Factor below entitled “Because the markets in which we compete are highly competitive, and many of our competitors may have greater resources than we do, we cannot be certain that our products will be accepted in the marketplace or capture market share;” (10) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (11) changes to the Risk Factor below entitled “Because we depend on independent foundries and other third party suppliers to manufacture, test and package all of our integrated circuit products, we are subject to additional risks that may materially disrupt our business; ” and (12) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes.”

The COVID-19 pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, and these measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have seen that demand for consumer electronic products has softened due to social distancing and other restrictions. Also, we have noticed a slowdown in spending on enterprise IT infrastructure which negatively affects revenues from our Unified Communications segment. Furthermore, certain industry-wide supply chain constraints are placing certain limitations on our product deliveries. Therefore, we face near-term challenges, related to a shortfall in consumer spending and demand for consumer electronic products, as well as near-term decrease in revenues from our Unified Communications segment.

The spread of COVID-19 also has caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and communities.  Such actions may result in further disruptions to our supply chain, operations and facilities, and workforce.  We cannot assure you that such measures will be sufficient to mitigate the risks posed by COVID-19, and our ability to perform critical functions could be harmed.

We cannot at this time quantify or forecast the full business impact of COVID-19.  The degree to which COVID-19 impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, and to what extent normal economic and operating conditions can resume.

In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance but such additional revenue opportunities may not be implemented and may not be achieved.

In order to expand our business and increase our revenues, we must penetrate new markets and introduce new products, especially our Unified Communications, SmartVoice and SmartHome product families. To sustain the future growth of our business, we need to introduce new products as sales of our cordless products continue to decline as expected. We have invested significant resources in pursuing potential opportunities for revenue growth in new product initiatives. We also are exploring opportunities to expand sales of our products in new geographies. However, there are no assurances that we will be successful in the development, sales and marketing of our products in these competitive markets. Moreover, there are no assurances that we will recoup our investments made pursuing additional revenue opportunities. Our inability to penetrate such markets and increase our market share in those markets or lack of customer acceptance of those products may harm our business and potential growth.

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

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

●	fluctuations in volume and timing of product orders;

●	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

●	changes in demand for our products due to seasonal consumer buying patterns and other factors;

●	timing of new product introductions by us and by our customers or competitors;

●	changes in the mix of products sold by us or our competitors;

●	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

●	timing and size of expenses, including expenses to develop new products and product improvements, and expenses resulting from restructuring activities;

●	the timing and amount of funding from Israeli Innovation Authority (“IIA”);

●	entry into new geographies;

●	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

●	Geo-political policies outside of our control;

●	mergers and acquisitions by us, our competitors and our existing and potential customers; and

●	general economic conditions, including current economic conditions in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

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

Sales of our digital cordless telephony products comprised 39% of our total revenues for the first nine months of 2020 and 2019. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and office products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% and 96% of our total revenues for the first nine months of 2020 and 2019, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In our current business activities and new markets that we enter, we face current and potential competition from competitors that may have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. The expenditure of greater resources to expand our current product lines may increase our operating expenses and reduce our gross profit.  There are no assurances that we will succeed in developing and introducing new products that are responsive to market demands. These competitors may also have pre-existing relationships with our customers or potential customers.  Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitor in the cordless market is Dialog Semiconductors. Our principal competitors in the Unified Communications market include Broadcom, Dialog Semiconductors, Intel, Texas Instruments and Taiwanese IC vendors. Our principal competitors in the SmartVoice market include Knowles Corporation, Cirrus Logic, Synaptics, Microchip and developers of noise cancellation software running on mobile phones such as Qualcomm.

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

Because we depend on independent foundries and other third party suppliers to manufacture, test and package all of our integrated circuit products, we are subject to additional risks that may materially disrupt our business.

All of our integrated circuit products are manufactured, tested and packaged by independent foundries and other third party suppliers. While these foundries and other third party suppliers have been able to adequately meet the demands of our increasing business and market dynamics, we are and will continue to be dependent upon these foundries and third party suppliers to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of their foundry, assembly and test capacity to meet our needs in a timely manner.

In the event of a worldwide shortage in foundry, assembly and/or test capacity, we may not be able to obtain a sufficient allocation of such capacity to meet our product needs or we may incur additional costs to ensure specified quantities of products and services. Under-capacity at the current foundries and other third party suppliers we use, or future foundries or other third party suppliers we may use, to manufacture, test and assemble our integrated circuit products may lead to increased operating costs and lower gross margins.  In addition, such a shortage could lengthen our products’ manufacturing, testing and assembly cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced.  For example, we may face some near-term challenges associated with certain industry-wide supply chain constraints that are placing certain limitations on our product deliveries that could negatively impact our revenues for full year 2020. Our business could also be harmed if our current foundries or other third party suppliers terminate their relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis and in a cost-effective manner. Moreover, we do not have long term capacity guarantee agreements with our foundries and with other third party suppliers.

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

Our principal research and development facilities are located in the State of Israel and most of our executive officers and some of our directors are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition. In addition, certain of our employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called to active military duty at any time.  Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the company in the future.  Our operations could be disrupted by the absence, for a significant period, of one or more of our key employees due to military service.

The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes.

We enjoy certain tax benefits in Israel, particularly as a result of our facilities in Israel having been granted Approved Enterprise and Beneficiary Enterprise status.  To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (23% for 2020) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.  The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% and 96% of our total revenues for the first nine months of 2020 and 2019, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.  If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which could negatively impact our operating results.

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

During the third quarter of 2020, we did not repurchase any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. mine safety disclosure.

Not applicable.

ITEM 5. other information,

Not applicable.

ITEM 6. EXHIBITS.

10.1	Share Purchase Agreement, by and among SoundChip SA (“SoundChip”), the shareholders of SoundChip, DSP Group Ltd., and Mark Donaldson, Ben Skelton and Paul Darlington, as founders and shareholders’ representatives [portions of this exhibit have been redacted] (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2020 and incorporated herein by reference)
Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from DSP Group, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss), (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: November 9, 2020	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)