Form 10-K
period 2020-12-31
DSP GROUP INC /DE/
filed 2021-03-15
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35256

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation and organization)	94-2683643 (I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐                  Accelerated filer ☒

Non-accelerated filer  ☐                    Smaller reporting company ☐

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).      Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2020 as reported on the NASDAQ Global Select Market, was approximately $349,365,526. Shares of Common Stock held by each officer and director and their affiliates have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2021, the Registrant had outstanding 24,226,009 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2020 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding:

●	Our expectation that revenues from our IoAT businesses will increase in 2021 as compared to 2020;

●

Our belief that we are uniquely positioned to leverage our leadership in Unified Communications, SmartVoice and SmartHome technologies with world-class technologies and innovative solutions to address trends emerging from the work-from-home environment;

●	Our belief that there is increasing traction and interest among security service providers for ULE;

●	Our expectation that the Unified Communications market will recover in 2021;

●

Our anticipation that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products, which generally have higher gross margins;

●

Our belief that new communication access methods, including mobile, wireless broadband, cable and other connectivity will continue to grow, and that the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products; and

●	Our belief that our available cash and cash equivalents at December 31, 2020 should be sufficient to finance our operations for the foreseeable future.

All forward looking statements included in this Annual Report on Form 10‑K are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Many factors may cause actual results to differ materially from those express or implied by the forward –looking statements contained in this report. These factors include those risks described in Part II Item 1A "Risk Factors" of this Form 10‑K.

This Annual Report on Form 10‑K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10‑K may be trademarks or registered trademarks of their respective owners.

DSP Group, Inc. is referred to in this Annual Report as "DSP Group," "we," "us" "our" or "company."

PART I

Item 1.         BUSINESS.

Introduction

DSP Group®, Inc. (NASDAQ: DSPG) is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating VoIP, Wi-Fi, PSTN and DECT technologies with state-of-the-art application processors and related software. We also enable converged voice, audio and data connectivity across diverse consumer products – from Unified Communications and cordless phones to home gateways, wearables and connected multimedia screens. Our Home segment consists of SmartHome products, which are comprised of our home gateway, and home automation and cordless telephony products. Our Unified Communications segment consists of a comprehensive set of solutions for Unified Communications office products. Our SmartVoice segment consists of products targeted at mobile, IoT and wearable device markets that incorporate our noise suppression and voice quality enhancement HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

In 2013, we defined three initiatives aimed at growing market verticals, which align well with our expertise. We called these initiatives Unified Communications, SmartHome, and SmartVoice, which together we referred to as “growth initiatives.” Our past research and development investments paid dividentds and our strategy with respect to such initiatives has proven successful. Starting in 2018, our growth initiatives accounted for a majority of our total revenues. Reflecting our success in turning growth initiatives into our core expertise, we changed the terminology for these market verticals that we operate in from “growth initiatives” to Internet of Audio Things or “IoAT” businesses.

In July 2020, we completed the acquisition of SoundChip SA, a privately-held Swiss company (“SoundChip”) for an initial purchase price of approximately $15 million and agreed to pay future contingent cash milestone payments of up to $6 million upon the achievement of certain customer and product sales. SoundChip is a leading supplier of active noise cancellation (ANC) technology, engineering services, design tools and production-line test systems for headsets. The acquisition combines SoundChip’s proven capabilities in hybrid ANC with our SmartVoice™ advanced low-power voice processing platform, algorithms, and mixed-signal expertise to streamline the delivery of cutting-edge wireless and true wireless stereo (TWS) headsets, from concept through to manufacturing. SoundChip operations were consolidated as of July 1, 2020t and are included in the SmartVoice segment.

In 2020, revenues from our IoAT businesses accounted for 60% of our total revenues.

We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994.

Industry Environment and Our Business

The COVID-19 outbreak we faced in 2020 presented an unprecedented global challenge affecting every aspect of our lives, including, of course, the semiconductor industry. Our technical solutions are playing a significant role in enabling the technological trends that were accelerated as a result of the pandemic. For instance, with more employees working remotely, and offices reconfiguring workspaces to cater to social distancing requirements, high-quality communication and remote collaboration tools have become essential. Moreover, individuals worldwide became very aware of and sensitive to the health risks of touching commonly used surfaces. This awareness has accelerated the adoption of voice user interfaces (VUIs) for a broad array of products, beyond the original value propositions of convenience and functionality. We believe DSP Group is well positioned to leverage its leadership in Unified Communications, SmartVoice and SmartHome technologies with world-class technologies and innovative solutions that address the increasing demands of these markets.

Our focus on the design of highly-integrated, mixed-signal devices that combine signal processing, complex RF (radio frequency), analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by emerging industry trends. Our IC products are customizable and achieve high functionality and performance at reduced power consumption. This is especially important for Internet of Things (IoT), home automation devices, mobile, hearables, wearables, cordless and IP telephony products that require very low power consumption, and can be manufactured in high volumes using cost-effective process technologies. Our system level architectures provide an open design environment for ODMs to design and market their own differentiated end products.

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

We offer leading wireless voice and data transmission system solutions for various connectivity applications in the home and enterprise. Since 1999, to address our customer requirements, we have developed and acquired a broad set of communication technologies, including Direct Sequence Spread Spectrum (DSSS), Frequency Hopping Spread Spectrum (FHSS), Orthogonal Frequency Digital Modulation (OFDM), Digital Narrow Band, Complementary Metal Oxide Semiconductor (CMOS), Gallium Arsenide (GaAs) technology, and Silicon Germanium (SiGe) RF chips for 900MHz, 2.4GHz and 5.8GHz Industry Scientific and Medical (ISM) bands, European DECT (1.9GHz), DECT 6.0 (1.8GHz), Korean DECT (1.7GHz), Bluetooth (2.4GHz), Wi‑Fi (802.11, 2.4GHz/5GHz), BiCMOS (Bipolar CMOS) and deep sub-micron CMOS technologies.

Moreover, we expanded our DECT solutions beyond cordless telephony to address the IoT market via an ultra-low energy version of DECT called DECT ULE or ULE. ULE offers numerous technological benefits due to its operation in licensed and interference-free bands, longer range, RF robustness, propagation through multiple walls, voice and data support, while consuming very low power. ULE is built from the ground up to support two-way voice and audio transport, making it ideal for today’s voice-enabled SmartHome.

Over the past decade, we have expanded from primarily delivering cordless telephony solutions serving consumers to chipsets and telephony solutions for office and business applications to becoming a market leader in the Office segment. Today, DSP Group offers comprehensive system-on -chip (SoC) and solutions for VoIP, home, SoHo and office IP phones. VoIP is a technology that enables users to make HD voice and video calls via a broadband Internet connection rather than an analog phone line. Furthermore, with speech-enabled mobile, smart assistants and IoT devices playing an increasingly significant role in peoples’ lives, in February 2013, we unveiled our HDClear technology. We have incorporated this HDClear technology into our SmartVoice product family which consists of a comprehensive suite of artificial intelligence (AI) and machine learning (ML) embedded noise suppression and voice quality enhancement products for mobile, wearables, hearables and always-on IoT and SmartHome devices. HDClear capitalizes on the voice user interface trend by incorporating voice command, voice activation, proprietary noise cancellation, acoustic echo cancellation, and beam forming algorithms, thereby dramatically improving user experience and delivering leading voice quality and speech recognition. Our HDClear technology is both high performance and ultra-low power. In 2020, we achieved 4% year-over-year growth in the SmartVoice segment via a broad-based expansion with both existing and new customers across our target markets.

Committed to advancing technology across the CE and telecommunications markets, DSP Group is actively involved in prominent industry associations, including the ULE Alliance, the European Telecommunications Standards Institute and DECT Forum. We also participate in the 3GPP, MIPI and tinyML alliances. DSP Group is deeply involved in all stages of defining DECT CAT-iq and ULE standards and is building full eco-systems to support these solutions. We are also an active member of the Home Gateway Initiative (HGI). Such industry involvements enable us to participate in the definition of standards and keep abreast of the latest innovations, and market and technology requirements. We also maintain close relationships with many world-leading telecommunication service providers, thereby providing us with insight into future plans across the industry.

Target Markets and DSP Group Products

In response to market trends, we are concentrating our development efforts on new products and opportunities to leverage our strong voice technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. We focus our efforts on four product areas: (i) SmartVoice products which consist of AI/ML engines with DSP for voice-enabled products targeting mobile computing, SmartHome/IoT, wearables and hearables markets that incorporate our HDClear and Neural Network (NN) AI technologies, as well as other third party advanced voice processing, always on and sensor fusion functionality; (ii) Unified Communications products consisting of VoIP SoC products for Enterprise, SMB and SoHo; (iii) SmartHome products consisting of ULE ICs and home gateway ICs targeting the growing markets of IoT, SmartHome and security devices; and (iv) cordless phones which consist of largely DECT SoCs for cordless telephony. The SmartHome and cordless product lines are both part of our Home segment.

Below is a discussion of our business segments and the products within each segment.

SmartVoice - Products Targeted at Mobile Computing, Consumer Electronics, IoT, Wearable and Hearables Device Markets

Our SmartVoice product portfolio encompasses HDClear technology for intelligent voice enhancement, always-on voice trigger and control, and noise cancellation. This technology is primarily targeted at devices supporting voice as a user interface. The current market trend is to use voice as a user interface in almost all devices. Our HDClear high-performance and lower-power solutions continue to achieve important design wins with our numerous enabling technologies such as voice command, voice activation, proprietary noise cancellation, acoustic echo cancellation, and beam forming algorithms, all of which dramatically improve the user experience and deliver world class voice quality and speech recognition.

HDClear-based solutions comprise of robust and powerful noise cancellation algorithms that effectively isolate voice from ambient noise. In doing so, HDClear delivers clearer voice calls and enables high mobile IoT voice quality and intelligibility. HDClear also maximizes the accuracy of Automatic Speech Recognition (ASR) applications by drastically lowering Word Error Rate (WER). This dramatically improves the user experience for speech-enabled applications like virtual assistants, voice search, speakerphone conference calls and speech-to-text on mobile and wearables, tablets, and other consumer devices.

Starting in 2012, we taped-out a number of voice-enhancment ICs that comprise the DBMD family, which we believe are the market’s most efficient voice-enhancement processors. We started with DBMD2, a low power chip, that provides always-on, natural-voice capabilities for mobile and wearable battery-powered devices. Average users access their devices tens or hundreds of times per day by physically pressing a screen or a button. A truly always-on technology lets the user skip this step by instead using natural voice to access the device—even while the device is in standby mode. By providing all the necessary hardware and software in a single solution, DBMD2 allows mobile OEMs to preserve battery life and to offload voice and audio tasks from a mobile device’s CPU, in addition to running HDClear to enhance ASR accuracy.

In 2015, we taped-out DBMD4, a chip targeted for ultra-low-power, always-on voice and audio applications. DBMD4 incorporates a suite of voice-enhancement algorithms, including noise suppression, which significantly improves the accuracy of speech-driven applications, particularly in high noise environments, thereby enhancing the user experience. Offered in a small form factor, DBMD4 embeds a TeakLite-III DSP core, incorporates advanced connectivity options, including I2S, UART, SPI, I2C ports and SLIMbus. It is also equipped with a comprehensive software framework that enables rapid development. As such, DBMD4 overcomes many of the demands of portable design, including small footprint, low power, and rapid time to market.

In January 2017, we unveiled our latest audio and voice enhancement SoC, DBMD5. This low-power audio SoC is built to ensure clearer human-machine voice interactions in multi-microphone-equipped devices.

The year 2018 was a milestone year for SmartVoice: we shipped our SoCs to customers in six different categories – smartphones, IoT, wearables, hearables, tablets and smart speakers. That same year, Amazon Alexa Voice Services certified our far-field three-mic development kit, based on our DBMD5 SoC.

In 2019, we introduced our DBMD7 line of audio & voice processors that carefully balance the low power consumption needed for battery-powered smart sensing with the high-performance computing capability and large embedded memory needed for high-quality, low-latency voice and ML processing at the edge. The design of DBMD7 is architected such that it has the high-performance processing required to run the advanced algorithms necessary for far-field voice activation, accuracy, range and reliability, and it allows our customers to meet EnergyStar requirements for stand-by power consumption.

In 2020, we introduced DBM10, a low-power, cost-effective AI and MLSoC. The SoC comprises a DSP and our nNetLite NN processor, both optimized for low-power voice and sensor processing in battery-operated devices. This architecture offers developers full flexibility of partitioning innovative algorithms between DSP and NN processor and enables fast TTM for integration of voice and sensing algorithms such as noise reduction, acoustic echo cancellation (AEC), wake-word detection, voice activity detection and other ML models. The DBM10 features an open platform approach with a comprehensive software framework. This allows developers to quickly get next-generation designs to market with their own algorithms, or with our comprehensive and proven suite of optimized algorithms for voice, sound event detection (SED), and sensor fusion for applications ranging from true wireless stereo (TWS) headsets to smartphones, tablets and wearables.

In 2020, we entered the hearables (headphones, headsets, ear buds) market with the launch of first TWS ANC headphones based on our DBMC2 smart ANC codec. Our solutions for hearables are based on low power DSPs, AI/ML engines, as well as smart codecs serving the current and future needs of ambient- and user-aware voice, audio, and augmented hearing designs.

Our advanced smart ANC codecs feature our patented Soundflex® technology to deliver authentic, high-resolution audio playback with a suite of advanced features, including Framed Adaptive™ sound processing and Smartaware™ augmented audio. This power-optimized multi-core SoCs enable the design of new and differentiated smart products, such as TWS headsets and voice-enabled smart wearables. The codec’s SoCs and algorithms are supported by a suite of design, development, test, and production tools that take a full-system approach to acoustic design while accelerating time to market and achieving consistent end-product quality.

Unified Communications (formerly Office) Segment - Products Targeted at the Office Market

As a leading silicon vendor for enterprise voice, we offer a comprehensive portfolio of solutions for VoIP telephony solutions. Our DVF SoCs family is a comprehensive solution for developing affordable, scalable and green VoIP home and office products. DVF facilitates rapid introduction of embedded features into residential devices such as cordless IP and instant messaging (IM) phones. DVF enables development of low-power enterprise IP, analog terminal adapters (ATAs) and home VoIP phones that offer superb AEC, high-quality HD voice, multi-line capabilities, and an enhanced user interface. Built on an open platform with multi-ARM processors running on Linux OS, DVF includes IPfonePro™, an extensive SDK for IP phones and ATAs.

For the video phone product family, we offer the DVF1100 a high-end media processors, which powers advanced Android video phones and conferencing phones.

Our software and hardware offered for the enterprise telephony product family addresses conventional VoIP phones and ATAs to cover conferencing systems, IP intercoms, public announcement systems, as well as accessories such as key expansion modules, DECT microphones and headsets with advanced capabilities for voice and audio.

A number of significant customers successfully launched phones based on our DVF99 and DVF101 families. In addition, we secured additional design wins with our existing tier one customers for higher end products which started production in 2020, thereby contributing to further progress in this growing segment.

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

In 2017, Deutsche Telecom launched home automation and control services and products based on our DECT and ULE solutions. In 2018, Zipato, AwoX, Deutsche Telecom, SGW, Technicolor, Elite Computer, Bezeq and Orange all announced plans to roll out products and/or services based on ULE solutions. In 2019, we successfully penetrated the U.S. market with ULE, whereby ADT, a security provider serving residential and business customers in the U.S., selected our ULE technology and SmartVoice solutions to wirelessly connect its smart IoT devices to its Blue by ADT security systems.

In 2019, we enhanced our DHX91 offering by introducing the DHX101 SoC a low-power, flashed-based solution for home automation and security targeting the node/device side. We also offer the DHAN-S and DHAN-T pre-certified, product quality ULE modules for both the device and the hub/gateway side. The modules are appropriate for a ULE Dual-Mode (data and/or audio) application on the device side. These modules all include microphone and speaker interfaces for applications using audio links. They also feature super low current hibernation mode to facilitate a multi-year battery lifetime.

In 2020, we continued to position ULE as a key connectivity solution for the SmartHome and home security segments. We see increasing traction and interest among security service providers for ULE due to its low power and range benefits.

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

In 2020, we continued expanding our customer base, and in some cases, increased our share of business with existing customers, which include many of the world’s top consumer brands. Our chipset and software solutions have been deployed in devices from these prominent tier-one customers across the globe, including: 3NOD, Aprotech, ADB, ADT, AEG, Alcatel-Lucent Enterprise, Alibaba, Amazon, Arcadyan, Arlo, Arris, Askey, Atlas, Atlinks, AT&T, Audiocodes, Avaya, AVM, AwoX, Baycom, BBK, Becker, Binatone, British Telecom, , Chipguide, Cisco, Climax, Comcast, Crow, Cuco, Cybertan, Daktel, Deutsche Telekom, DNI, DX Antenna, Elevoc, Escene, Eurotronic, Facebook, Fanvil, Flextronics, Foneric, Foxconn, France Telecom, Freebox, Fujitsu, Gibson (formerly Philips), Gigaset, Google, Goertek, GoPro, Grandstream, HCN, Huawei, Iflytek, Infinite, Innolux, Innomedia,  Intelbras, Invoxia, Jazz Hipster, JXE, Korea Telecom, Lenovo, Leviton, LG Electronics, Libre, Life Alert, Logitech, Longcheer, Meitu, Mitac, Mitel, Mitrastar, Moimstone, Motorola, Netgear, Network Thermostat, Nortek, NTT, Ooma, Oppo, Orange, Panasonic, Pegatron, Pioneer, Poly, Proximus, Rademacher, Readboy, Sagemcom, Samsung, Sanyo, SAXA, SeGYe, Sercomm, SGW, Sharp, Simple Human, SK Telecom, Starnet, Sunrise, Swisscom, Swissvoice, TCL, Technicolor, Telefield (RCA), Telefonica, Telegartner, Telstra, Tinno, TP-Link, T&W, Uniden, Verisure, Victory Concept, VTech, Wistron, WNC, Xingtel, Yealink, Youxuepai, ZEASN, Zipato and ZTE.

International Sales and Operations

International sales accounted for 98% of our total revenues for 2020, 96% of our total revenues for 2019 and 95% in 2018. As most of our sales to foreign entities are denominated in U.S. dollars, we are subject to risks of conducting business internationally. See Note 17 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2020, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of global distributors. Our sales and marketing team has global reach through our sales offices in San Jose, California; Hong Kong, China; Nierenberg, Germany; Tokyo, Japan; Herzliya Pituach, Israel, Edinburgh, Scotland; Shanghai and Shenzhen, China, South Korea and Switzerland . In territories where we do not have sales offices, we operate either directly from our corporate headquarters or through a network of distributors and representatives.

The following table represents our sales as a percentage of our total revenues through our main distributors Nexty Electronics, Ltd. (“Nexty Electronics”) and Ascend Technology Inc. (“Ascend Technology”) for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
Major Distributors	2020	2019	2018
Nexty Electronics (1)	11%	9%	11%

Ascend Technology (2)	29%	27%	26%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers. None of those customers accounted for 10% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)

Our Taiwan-based distributor, Ascend Technology, sells our products to a limited number of customers. One of those customers - Cisco – accounted for 12%, 10% and 8% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

We also derive a significant amount of revenues from a limited number of customers. The following table represents our sales as a percentage of our total revenues from our main customers for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
Major Customers	2020	2019	2018
Vtech Holdings Ltd. (“Vtech”)	23%	21%	24%

Cisco Systems, Inc. (“Cisco”)	12%	10%	8%

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

Competition

The principal competitive factors in the smart audio and noise reduction market include price, performance, system integration level, range, the ability to accurately detect and extract a high quality voice signal, power consumption, customer support and the timing of product introductions. We believe that we are well positioned from a competitive position. Competitors in this market include Knowles Corporation, Cirrus Logic, Synaptics, Microchip Technology, and developers of noise cancellation and VUI software running on general purpose processors, such as Qualcomm and in some cases, in-house engineering teams.

Similar principal competitive factors affect the Unified Communications market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the Unified Communications market include Broadcom, Dialog Semiconductors (to be acquired by Renesas Electronics), Intel, Texas Instruments and Taiwanese IC vendors.

Similar principal competitive factors affect the Home Automation (DECT ULE) market. Our principal competitors are developers of different wireless home automation technologies, including Bluetooth, Wi-Fi, Z-Wave and Zigbee. Among those, the major competitors for digital home connectivity are Microchip Technology, NXP, Texas Instruments and Silicon Labs.

Similar principal competitive factors affect the cordless telephony market. Our main competitor in the cordless market is Dialog Semiconductors (to be acquired by Renesas Electronics).

Research and Development

Timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. As of December 31, 2020, we had a staff of 211 research and development personnel, of which 137 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. Due to various new developments in the home residential market and consistent with our strategy, we have expanded our product lines and developed products and services targeted at wider markets, including office enterprise market, the intensively competitive mobile device market and the expansive voice user interface market. We will need to continue to invest in research and development, and our research and development expenses may increase in the future, including the addition of new research and development personnel, to secure our leading position in discrete markets we operate in and keep pace with new and rapidly changing trends in our industry.

Licenses, Patents and Trademarks

We actively pursue foreign patent protection in countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable technology. As of December 31, 2020, we have been granted a total of 183 patents and 49 patents are pending.

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

Backlog

At December 31, 2020, our backlog was approximately $65.8 million, compared to approximately $21.4 million and $23.5 million at December 31, 2019 and 2018, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year and for which collectability is not considered a risk. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Moreover, as the semiconductors industry is currently experiencing severe capacity and supply chain constraints, our ability to deliver this backlog within the timetable requested by our customers could be uncertain. Moreover, these industry-wide supply chain constraints are known to our customers which may have resulted in inflated backlog that may not necessarily represent real end-market demand. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

Core Principles

We believe our employees are key to our success and we are committed to all of our employees’ engagement, training and career development, and personal and professional growth. Our Board of Directors also receives regular updates from senior management on matters relating to our strategy associated with the recruitment, retention and development of our employees. We provide training in technical and operational, and managerial skills, and places special emphasis on safety, effective communications, customer service, and employee development.

Headcount

At December 31, 2020, we had 352 employees, including 211 in research and development, 74 in sales and marketing, and 67 in corporate, administration and manufacturing coordination. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

Diversity, Equity and Inclusion

We are consciously expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment.

Competition

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

Governmental Regulations

As a public company with global operations, we are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. These regulations, which differ among jurisdictions, include those related to financial and other disclosures, accounting standards, import-export control, ITAR, intellectual property, tax, trade, antitrust, employment, privacy, and anti-corruption. The costs we incurred in complying with applicable rules and regulations for the year ended December 31, 2020 were not material. It is possible, however, that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects.

Web Site Access to Company’s Reports

Our web site address is www.dspg.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We will also provide the reports in electronic or paper form free of charge upon request.

Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10‑K.

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

Trends, Risks and Uncertainties Related to Our Business

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

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

●	fluctuations in volume and timing of product orders;

●	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

●	supply chain constraints that may affect customer deliveries;

●	changes in demand for our products due to seasonal consumer buying patterns and other factors;

●	timing of new product introductions by us and by our customers or competitors;

●	changes in the mix of products sold by us or our competitors;

●	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

●	timing and size of expenses, including expenses to develop new products and product improvements, and expenses resulting from restructuring activities;

●	the timing and amount of funding from Israeli Innovation Authority (“IIA”);

●	entry into new geographies;

●	currency exchange fluctuations;

●	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

●	Geo-political policies outside of our control;

●	mergers and acquisitions by us, our competitors and our existing and potential customers; and

●	general economic conditions, including current economic conditions in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

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

Sales of our digital cordless telephony products comprised 40% of our total revenues for 2020, 37% for 2019 and 45% for 2018. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period.

	Year ended December 31,
Major Customers	2020	2019	2018
Vtech	23%	21%	24%
Cisco	12%	10%	8%

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

In our current business activities and new markets that we enter, we face current and potential competition from competitors that may have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. The expenditure of greater resources to expand our current product lines may increase our operating expenses and reduce our gross profit. There are no assurances that we will succeed in developing and introducing new products that are responsive to market demands. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitor in the cordless market is Dialog Semiconductors. Our principal competitors in the Unified Communications market include Broadcom, Dialog Semiconductors (to be acquired by Renesas Technologies), Intel, Texas Instruments and Taiwanese IC vendors. Our principal competitors in the SmartVoice market include Knowles Corporation, Cirrus Logic, Synaptics, Microchip and developers of noise cancellation software running on mobile phones such as Qualcomm.

Because we depend on independent foundries and other third party suppliers to manufacture, test and package all of our integrated circuit products, we are subject to additional risks that may materially disrupt our business.

All of our integrated circuit products are manufactured, tested and packaged by independent foundries and other third party suppliers. While these foundries and other third party suppliers have been able to adequately meet the demands of our increasing business and market dynamics, we are and will continue to be dependent upon these foundries and third party suppliers to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of their foundry, assembly and test capacity to meet our needs in a timely manner. For example, the industry is now facing some near-term challenges associated with certain industry-wide supply chain constraints that are placing certain limitations on our product deliveries that could negatively impact our revenues for 2021.

During worldwide shortages in foundry, such as the present time, assembly and/or test capacity, we may not be able to obtain a sufficient allocation of such capacity to meet our product needs or we may incur additional costs to ensure specified quantities of products and services. Under-capacity at the current foundries and other third party suppliers we use, or future foundries or other third party suppliers we may use, to manufacture, test and assemble our integrated circuit products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing, testing and assembly cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. . Our business could also be harmed if our current foundries or other third party suppliers terminate their relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis and in a cost-effective manner. Moreover, we do not have long term capacity guarantee agreements with our foundries and with other third party suppliers.

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

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel, we have operations in Germany, the United Kingdom, Hong Kong, China, Japan, South Korea, Switzerland and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities and as an example, we are now under audit for one of our subsidiaries, the outcome of which could have material adverse impact on our financial condition. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

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

Trends, Risks and Uncertainties Related to International Operations

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and office products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98%, 96% and 95% of our total revenues for 2020, 2019 and 2018, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Furthermore, there is currently a level of unprecedented political instability in Israel. The Israeli government has been in a transitionary phase since December 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. In 2019, Israel held general elections twice – in April and September – and a third general election was held on March 2, 2020. The Knesset, for reasons related to this extended political transition, has failed to pass a budget for the year 2020, and certain government ministries are left without necessary resources and may not receive sufficient funding moving forward. During December 2020, the government was unable to pass a budget by the applicable deadline, triggering a snap election expected to take place during March 2021. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations, and prospects.

The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes.

We enjoy certain tax benefits in Israel, particularly as a result of our facilities in Israel having been granted Approved Enterprise and Beneficiary Enterprise status. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (23% for 2021) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% of our total revenues for 2020 and 96% of our total revenues for 2019 and 95% of our total revenues in 2018. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

New tariffs and other trade measures could adversely affect our consolidated results of operations, financial position and cash flows.

General trade tensions between the U.S. and China remain unresolved. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade and tariff policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

Trends, Risks and Uncertainties Related to Intellectual Property

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

General Risk Factors

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

We rely upon our information technology systems and infrastructure for our business. We could experience theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, employees, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. There can be no assurance that our efforts to protect our data and information technology systems will prevent breaches in our systems (or that of our third-party providers) that could adversely affect our business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

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

Trends, Risks and Uncertainties Related to Our Common Stock

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

Item 1B.         UNRESOLVED STAFF COMMENTS.

None.

Item 2.         PROPERTIES.

We are headquartered in San Jose, California, in a leased facilities of approximately 1,723 square feet pursuant to a lease agreement that terminates in December 2021. Our operations in Israel are located in leased facilities of approximately 43,282 square feet located in Herzliya, Israel. These facilities are leased for 10 years ending in April 2029. Our subsidiary in Tokyo, Japan has a lease that terminates in October 2022. Our subsidiary in Germany has facilities in Nuremberg and Straubing, which are under leases that terminate in December 2020 and December 2023, respectively. Our subsidiary in India has a lease that terminates in August 2025. Our subsidiary in China has two lease agreements for its facilities, one in Shenzhen that terminates in September 2023, and the other in Shanghai that terminates in February 2022. Our subsidiary in Hong Kong entered into a lease agreement that is effective until November 2022. Our subsidiary in South Korea has a lease that terminates in July 2022. Our subsidiary in UK has a lease that terminates in July 2023. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). As of March 4, 2021, there were 24,226,009 shares of common stock outstanding. As of March 4, 2021, the company had approximately 17 holders of record and we believe greater than 4,100 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 14, 2021. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In February 2019, our board authorized an increase of the existing share repurchase program to an aggregate of $10.0 million, inclusive of previously authorized amounts under the repurchase program. At December 31, 2020, 490,209 shares of our common stock were available for repurchase under our board authorized share repurchase program.

During 2020, we repurchased a total of 304,704 shares of our common stock at an average purchase price of $12.26 per share for approximately $3.7 million dollars. No repurchases were done in the fourth quarter of 2020.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2015 and ends on December 31, 2020, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2015, and the reinvestment of any dividends.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.         SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2020, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year ended December 31,
	2020	2019	2018	2017	2016
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$114,480	$117,613	$117,438	$124,753	$137,869
Cost of revenues	56,290	58,066	59,991	67,058	77,023
Gross profit	58,190	59,547	57,447	57,695	60,846
Operating expenses
Research and development, net	35,511	35,552	36,109	36,655	34,885
General, administrative, sales and marketing	29,715	27,982	25,278	24,104	22,873
Amortization of intangible assets	1,065	417	1,700	1,700	1,457
Other income	-	-	-	-	(2,549)
Total operating expenses	66,291	63,951	63,087	62,459	56,666
Operating income (loss)	(8,101)	(4,404)	(5,640)	(4,764)	4,180

Financial income, net	1,231	1,654	1,815	1,669	1,227
Income (loss) before taxes	(6,870)	(2,750)	(3,825)	(3,095)	5,407
Income tax expense (benefit)	(80)	(1,560)	(1,868)	(92)	594
Net income (loss)	$(6,790)	$(1,190)	$(1,957)	$(3,003)	$4,813
Weighted average number of Common Stock outstanding during the period used to compute basic net earnings (loss) per share	23,466	22,827	22,512	22,229	21,800
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings (loss) per share	23,466	22,827	22,512	22,229	22,887
Basic net income (loss) per share	$(0.29)	$(0.05)	$(0.09)	$(0.14)	$0.22
Diluted net income (loss) per share	$(0.29)	$(0.05)	$(0.09)	$(0.14)	$0.21
Balance Sheet Data (end of year):
Cash, cash equivalents, marketable securities and bank deposits, including restricted deposits	$128,553	$131,280	$123,890	$129,215	$124,945
Working capital	$62,217	$69,554	$52,617	$51,071	$52,102
Total assets	$216,473	$205,925	$179,890	$185,199	$185,944
Total stockholders’ equity	$156,238	$153,094	$141,865	$146,950	$145,547

Year ended December 31,
Fiscal Years by Quarter	2020				2019
Quarterly Data:	4th’	3rd’	2nd’	1st’	4th’	3rd’	2nd’	1st’
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$31,885	$26,020	$28,336	$28,239	$29,261	$31,042	$29,034	$28,276
Gross profit	$16,342	$13,206	$14,261	$14,381	$14,892	$15,780	$14,419	$14,456
Net income (loss)	$(1,357)	$(1,891)	$(1,077)	$(2,465)	$(87)	$484	$(521)	$(1,066)
Net income (loss) per share — Basic and diluted	$(0.06)	$(0.08)	$(0.05)	$(0.11)	$(0.00)	$0.02	$(0.02)	$(0.05)

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

In 2013, we defined three initiatives aimed at growing market verticals, which align well with our expertise. We called such initiatives Unified Communications, SmartHome, and SmartVoice, which together we referred as “growth initiatives.” Our past research and development investments paid off and our strategy with respect to such initiatives has proven successful. Starting in 2018, our growth initiatives accounted for a majority of our total revenues. Reflecting our success in turning growth initiatives into our core expertise, we changed the terminology for these market verticals that we operate in from “growth initiatives” to Internet of Audio Things or “IoAT” businesses.

In July 2020, we completed the acquisition of SoundChip SA, a privately-held Swiss company (“SoundChip”) for an initial purchase price of approximately $15 million and agreed to pay future contingent cash milestone payments of up to $6 million upon the achievement of certain customer and product sales milestones. SoundChip is a leading supplier of active noise cancellation (ANC) technology, engineering services, design tools and production-line test systems for headsets. The acquisition combines SoundChip’s proven capabilities in hybrid ANC with our SmartVoice™ advanced low-power voice processing platform, algorithms, and mixed-signal expertise to streamline the delivery of cutting-edge wireless and true wireless stereo (TWS) headsets, from concept through to manufacturing. SoundChip operations were consolidated as of July 1, 2020 and are included in the SmartVoice segment.

We believe our innovative technical solutions are well-positioned to play a pivotal role in the technological trends that are accelerating as a result of the pandemic. For instance, with more employees working remotely, and offices reconfiguring workspaces to cater to social distancing requirements, high-quality voice-centric communication is essential. In particular, our business is directly benefitting from increased adoption of voice user interfaces, a surge in voice call traffic, and demand for intuitive, seamless, and reliable collaboration tools. Although there was a short-term slowdown in the Unified Communications market due to reduced spending in enterprise IT infrastructure as a result of work-from-home activities, for the long term, a shift to hybrid working models that combine on-premise and remote work and other trends emerging from COVID-19 could create an increased demand for Unified Communications products such as headsets, phones, video conferencing and conferencing systems to enhance workforce’s efficiency and productivity. Also, individuals worldwide have recently become sensitive to the health risks of touching commonly-used surfaces, which accelerates the adoption of voice as a user interfaces (VUIs) for a broad array of products to address the increasing preference for contactless, germ-free, voice-enabled human-machine interface. Moreover, amid the pandemic, voice call volume increased significantly, which could drive demand for the integration of DECT/ULE in home gateways to ensure quality of service and full home coverage. We believe we are uniquely positioned to leverage our leadership in Unified Communications, SmartVoice and SmartHome markets with world class technologies and innovative solutions that address the increasing demands of these markets.

During 2020, revenues from our IoAT businesses were $68.2 million and accounted for 60% of our total revenues, as compared to 63% of our total revenues in 2019, and represented a decrease of 8% year-over-year. The decrease was primarily attributable to a decrease in revenues from Unified Communications products. Revenues from our Unified Communications products represented 27% and 32% of our total revenues in 2020 and 2019, respectively. Revenues from our SmartVoice products represented 18% and 16% of our total revenues in 2020 and 2019, respectively. Revenues from SmartHome products accounted for 15% and 14% of our revenues in 2020 and 2019, respectively.

In 2020 as compared to 2019, revenues from the SmartVoice segment grew by 4% and revenues from SmartHome products increased by 3%. Revenues from the Unified Communications segment decreased by 18%. Based on a strong pipeline of design wins, our current mix of growth initiatives products and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our IoAT businesses to increase in 2021 as compared to 2020. The expected increase in revenues from our IoAT businesses will be driven mainly by our Unified Communications segment. We anticipate that the Unified Communications market will recover in 2021 based on customers’ feedback and major design wins we have secured.

Our revenues were $114.5 million for 2020, a decrease of 3% in comparison to 2019. The decrease for 2019 was primarily as a result of a decrease in our Unified Communications products which was partially offset by an increase in sales of our SmartVoice, SmartHome and cordless telephony products.

Our gross margin increased to 50.8% of our total revenues for 2020 from 50.6% for 2019, primary due to (i) a decrease in slow moving inventory provisions in 2020 as compared to 2019, (ii) an improvement in production yield and direct contribution of certain of our products and (iii) a change in the mix of products sold and the mix of customers, mostly the shifting to revenues with higher gross margins in our SmartVoice segment, offset to some extent by an increase in royalties to the Israeli Innovation Authority (“IIA”) and to other IP vendors for 2020 as compared to 2019. We anticipate that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products, which generally have higher gross margins.

Our operating loss was $8.1 million for 2020, as compared to an operating loss of $4.4 million for 2019. The increase in our operating loss is attributed to a decrease in our revenues in 2020 as compared to 2019 and an increase of 4% in our operating expenses to $66.3 million in 2020 as compared to $64.0 million in 2019, mainly due to an increase in sales and marketing and general and administrative expenses in 2020 as compared to 2019, as well as an increase of intangible assets amortization expenses in 2020 as compared to 2019.

As of December 31, 2020, our principal source of liquidity consisted of cash and cash equivalents of $16.9 million and marketable securities and short and long-term deposits of $111.1 million, totaling $128.0 million.

COVID-19

Throughout the COVID-19 outbreak, we have continued to supply our chipsets and serve customers. We have taken a number of precautionary health and safety measures to safeguard our employees while maintaining business continuity. We are monitoring and assessing orders issued by applicable governments to ensure compliance with evolving COVID-19 guidelines. Nonetheless, prolonged measures to contain the spread of coronavirus poses uncertainty for economic activities, and we are currently unable to determine or predict the nature, duration or scope of the overall impact the pandemic will have on our business, results of operations, liquidity or capital resources for 2021.  We experienced some short-term slowdown in the Unified Communications market due to reduced spending in enterprise IT infrastructure as a result of work-from-home activities. Furthermore, there are certain industry-wide supply chain constraints that are placing certain limitations on our product deliveries. Therefore, while we are confident about our engagement pipeline and the long-term prospects of our IoAT businesses, we may face some near-term challenges that will negatively impact our revenues for 2021.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements for the year ended December 31, 2020.

Additionally, the COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact of the pandemic on our customers and sales cycles. We considered the impact of COVID-19 on our estimates and assumptions and determined that there were no material adverse impact on the consolidated financial statements for the period ended December 31, 2020. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

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

The marketable securities are periodically reviewed for impairment. Starting on January 1, 2020, as a result of the adoption of ASC No. 326, “Financial Instruments – Credit Losses,” marketable securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on marketable securities are recognized in financial income, net, on our consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. Factors that are considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery of its cost basis.

Although management believes that their considerations and judgments about fair value and whether a credit loss on marketable security should be recorded, actual results could differ from management estimation. Given current market conditions and uncertainty, management’s judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations and thereby cause a credit loss on marketable security.

Results of Operations:

Total Revenues.

The following tables represent our total revenues and our revenues by product family for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

	2020	YoY Change	2019	YoY Change	2018
Total Revenues (1,2)	$114.5	(3)%	$117.6	0%	$117.4
Cordless (3,4)	$46.3	6%	$43.9	(18)%	$53.2
Percentage of total revenues	40%		37%		45%
SmartHome (5,)	$16.8	3%	$16.3	12%	$14.5
Percentage of total revenues	15%		14%		12%
Unified Communications (6,7)	$31.2	(18)%	$38.1	(2)%	$38.8
Percentage of total revenues	27%		32%		33%
SmartVoice (8)	$20.2	4%	$19.3	78%	$10.9
Percentage of total revenues	18%		16%		9%
1.

The decrease in revenues in 2020 as compared to 2019 was primarily as a result of decreased sales of our Unified Communications products, offset to some extent by increased sales of our cordless, SmartVoice and SmartHome products.

2.

The increase in revenues in 2019 as compared to 2018 was primarily as a result of increased sales of our SmartVoice and SmartHome products, offset to some extent by decreased sales of our cordless and Unified Communications products.

3.

The increase in cordless revenues in 2020 as compared to 2019 was mainly attributable to increased demand from our customers stimulated by the pandemic which stimulated a resurgence in voice traffic and propelled demand for cordless products.

4.	The decrease in cordless revenues in 2019 as compared to 2018 was mainly attributable to decreased demand from our customers in all markets due to an overall reduction in demand for cordless phones.
5.	The increase of our SmartHome product sales in both comparable periods was mainly attributable to higher demand for our home gateway and home automation products.
6.

The decrease in our Unified Communications sales in 2020 as compared to 2019 was mainly attributable to decreased demand due to the fundamental change in the workforce environment during 2020 as a result of the pandemic.

7.

The decrease in our Unified Communications sales in 2019 as compared to 2018 is mainly attributable to a delay in the timing of orders originating from uncertainties relating to trade war concerns, as well as weakness in enterprise IT spending by businesses.

8.

The increase in our SmartVoice revenues for the comparable periods was attributable to an increase in the number of customers and design wins in this segment, as well as the integration of SoundChip revenues starting from July 1, 2020.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Year ended December 31,
	2020	2019	2018
United States	$2,605	$4,947	$5,876
Hong Kong	35,723	31,692	36,666
Japan	13,014	11,249	14,284
Europe	6,913	9,546	9,022
China	22,172	22,813	16,107
Taiwan	27,216	26,634	23,940
Korea	4,890	7,285	7,341
Other	1,947	3,447	4,202
Total revenues	$114,480	$117,613	$117,438

Sales to our customers in the United States decreased for 2020 as compared 2019, representing a decrease of 47% in absolute dollars. The decrease in our sales to the United States for the comparable periods resulted mainly from a decrease in sales to one of our U.S. customers. Sales to our customers in United States decreased for 2019 as compared 2018, representing a decrease of 16% in absolute dollars. The decrease in our sales to the United States for the comparable periods resulted mainly from a decrease in sales to one of our U.S. customers.

Sales to our customers in Hong Kong increased for 2020 as compared to 2019, representing an increase of 13% in absolute dollars. The increase in our sales to Hong Kong for the comparable periods resulted mainly from an increase in sales to VTech of 6% when comparing 2020 to 2019, and an increase in sales to SGW Global of 28% when comparing 2020 to 2019, mostly resulting from increased sales of our cordless products.

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

Sales to our customers in Japan increased for 2020 as compared to 2019, representing an increase of 16% in absolute dollars, which resulted mainly from an increase in sales through our distributor, Nexty Electronics, to Panasonic of 18% for the comparable periods.

The decrease in our sales to Japan in 2019 as compared to 2018 resulted mainly from a decrease in sales through our distributor, Nexty Electronics, to Panasonic of 20% for the comparable periods.

Sales to our customers in Europe decreased in 2020 as compared to 2019, representing a 28% decrease in absolute dollars. The decrease in our sales to Europe in 2020 resulted mainly from a decrease in demand from our customers, especially sales to Gigaset of 17% in absolute dollars, as well as other customers in Europe.

Sales to our customers in China increased in 2019 as compared to 2018, representing a 42% increase in absolute dollars. The increase in our sales to China in 2019 resulted mainly from an increase in demand from our customers, especially sales of our SmartVoice products to OPPO Mobile Telecommunications Corp. Ltd, one of China’s top mobile OEMs, as well as an increase in the number of our Chinese customers.

Sales to our customers in Taiwan increased for 2019 as compared to 2018, representing an increase of 11% in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales to Cisco, as well as other customers in Taiwan through our distributor, Ascend Technology, offset to some extent by a decrease in our sales to Avaya Holdings Corporation through Ascend Technology.

Sales to our customers in South Korea decreased in 2020 as compared to 2019, representing a 33% decrease in absolute dollars. The decrease in our sales to Korea resulted from a decrease in sales of 32% in absolute dollars to Samsung.

Sales to our other customers decreased for 2020 as compared to 2019, representing a decrease of 44% in absolute dollars. The decrease in our sales to other customers resulted from a decrease in sales to one of our customers in South America.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products.

Significant Customers. The following table represents our sales, as a percentage of our total revenues, through our main customers for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
Major Customers	2020	2019	2018
Vtech	23%	21%	24%

Cisco	12%	10%	8%

The following table represents our sales, as a percentage of our total revenues, through our main distributors Nexty Electronics and Ascend Technology for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
Major Distributors	2020	2019	2018
Nexty Electronics (1)	11%	9%	11%

Ascend Technology (2)	29%	27%	26%

(1)

Nexty Electronics sells our products to a limited number of customers. None of those customers accounted for 10% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)

Ascend Technology sells our products to a limited number of customers. One of those customers - Cisco – accounted for 12%, 10% and 8% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Significant Products. Revenues from our digital cordless telephony products represented 40%, 37% and 45% of our total revenues for 2020, 2019 and 2018, respectively.

Revenues from our Unified Communications products represented 27%, 32% and 33% of our total revenues for 2020, 2019 and 2018, respectively.

Revenues from our SmartHome products represented 15%, 14% and 12% of our total revenues for 2020, 2019 and 2018, respectively.

Revenues from our SmartVoice products represented 18%, 16% and 9% of our total revenues for 2020, 2019 and 2018, respectively.

Gross Profit. Gross profit as a percentage of revenues was 50.8% for 2020, 50.6% for 2019 and 48.9% for 2018. The increase in our gross profit for 2020 as compared to 2019 was primary due to (i) a decrease in slow moving inventory provisions in 2020 as compared to 2019, (ii) an improvement in production yield and direct contribution of certain of our products, and (iii) a change in the mix of products sold and the mix of customers, mostly the shifting to revenues with higher gross margins in our SmartVoice segment, offset to some extent by an increase in royalties to the Israeli Innovation Authority (“IIA”) and other IP vendors for 2020 as compared to 2019. We anticipate that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products, which generally have higher gross margins.

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

Operating Expenses. Our operating expenses were $66.3 million for 2020, $64.0 million for 2019 and $63.1 million for 2018. The increase in operating expenses for 2020 as compared to 2019 was primarily attributable to (i) an increase in general and administrative expenses in the amount of $1.2 million, mostly attributable to an increase in equity-based compensation and professional expenses , (ii) an increase of $0.5 million in sales and marketing expenses, mostly attributable to an increase in equity-based compensation, and (iii) an increase of $0.6 million in amortization expenses of intangible assets in 2020 as compared to 2019, mainly due to an increase in amortization of intangible assets related to the SoundChip acquisition in July 2020.

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

Our operating loss was $8.1 for 2020, as compared to an operating loss of $4.4 million in 2019 and an operating loss of $5.6 million for 2018. The increase in operating loss in 2020 as compared to 2019 was mainly due to a decrease in revenues in 2020 as compared to 2019 and an increase in operating expenses in 2020 as compared to 2019, both partially offset by the increase in gross margin.

The decrease in operating loss in 2019 as compared to 2018 was mainly due to an increase in gross margin in 2019 as compared to 2018, partially offset by an increase in operating expenses in 2019 as compared to 2018.

Research and Development Expenses. Our research and development expenses, net, were $35.5 million for 2020, $35.6 million for 2019 and $36.1 million for 2018. The decrease for 2020 in research and development expenses, net, as compared to 2019, was mainly due to an increase of $1.0 million in funding received from the IIA in the comparable periods, a decrease of $0.6 million in development tools expenses in 2020 as compared to 2019 and a decrease of $0.4 million in travel expenses in 2020 as compared to 2019. The factors contributing to the decrease were partially offset by an increase in tape-out and IP expenses in 2020 as compared to 2019 in the amount of $1.0 million, an increase of $0.6 million in equity-based compensation expenses in 2020 as compared to 2019 and an increase in salaries and related expenses in 2020 as compared to 2019, mainly due to the devaluation of the U.S dollar against the NIS.

The decrease for 2019 in research and development expenses, net, as compared to 2018, was mainly due to a decrease in tape-outs and IP expenses in 2019 as compared to 2018 in the amount of $1.0 million, partially offset by an increase in development tools expenses in the amount of $0.4 million in 2019 as compared to 2018.

IIA funding is recognized as a deduction of our research and development expenses, net. As a result of receipt of IIA funding, royalties may be payable to the IIA in the future based on a percentage of revenues derived from sales of products whose development was facilitated by the IIA funding. The obligation to pay these royalties is contingent on actual sales of these products.

Our research and development expenses, net, as a percentage of our total revenues were 31%, 30% and 31% for the years ended on December 31, 2020, 2019 and 2018, respectively. The increase in research and development expenses, net, as a percentage of total revenues for 2020 as compared to 2019 was mainly due to a decrease in revenues in 2020 as compared to 2019. The decrease in research and development expenses, net, as a percentage of total revenues for 2019 as compared to 2018 was mainly due to a decrease in research and development expenses for 2019, as compared to 2018.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $18.2 million for 2020, $17.7 million for 2019 and $15.3 million for 2018. The increase in sales and marketing expenses between 2020 and 2019 was mainly attributable to (i) an increase in sales commissions in the amount of $0.25 million for 2020 as compared to 2019, (ii) an increase in equity-based compensation expenses of $0.7 million in 2020 compared to 2019, and (iii) an amortization of employees retention expenses of $0.3 million related to the acquisition of SoundChip. The factors contributing to the increase were partially offset by a decrease in travel expenses in the amount of $0.6 million as compared to 2019.

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

Our sales and marketing expenses as a percentage of our total revenues were 16%, 15% and 13% for 2020, 2019 and 2018, respectively. The increase in sales and marketing expenses as a percentage of total revenues for 2020 as compared to 2019 was mainly due to an increase in sales and marketing expenses and a decrease in revenues for 2020 as compared to 2019. The increase in sales and marketing expenses as a percentage of total revenues for 2019 as compared to 2018 was mainly due to an increase in sales and marketing expenses for 2019 as compared to 2018.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $11.5 million, $10.3 million and $10.0 million for 2020, 2019 and 2018, respectively. The increase in general and administrative expenses for 2020 as compared to 2019 was mainly due to (i) an increase in equity-based compensation expenses of $0.7 million in 2020 as compared to 2019, (ii) an increase in professional expenses in the amount of $0.7 million in 2020 as compared to 2019, and (iii) $0.25 million of transaction expenses related to the acquisition of SoundChip. These were partially offset by a decrease in employee related expenses and travel expenses in the amount of $0.4 in 2020 as compared to 2019.

The increase in general and administrative expenses for 2019 as compared to 2018 was mainly due to an increase in equity-based compensation expenses of $0.3 million in 2019 as compared to 2018.

General and administrative expenses as a percentage of our total revenues were 10%, 9% and 8% for the three years ended December 31, 2020, 2019 and 2018, respectively. The increase in general and administrative expenses as a percentage of total revenues for 2020 as compared to 2019 was mainly due to an increase in general and administrative expenses and a decrease in revenues for 2020 as compared to 2019.

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

Amortization of Intangible Assets. During 2020, 2019 and 2018, we recorded an expense of $1.1 million, $0.4 million and $1.7 million, respectively, relating to the amortization of intangible assets associated with prior acquisitions. The increase in 2020 was attributable to the amortization of intangible assets related to our acquisition of SoundChip in July 2020.

The decrease in 2019 was attributable to the cessation of amortization of intangible assets related to a prior acquisition.

Financial Income, net. Financial income, net, was $1.2 million, $1.7 million and $1.8 million for the three years ended December 31, 2020, 2019 and 2018, respectively. The decrease in financial income in 2020 as compared to 2019 was mainly due to a decrease of $0.7 million in marketable securities and deposits interest in 2020 as compared to 2019, resulting from a decrease in interest rates. This decrease was partially offset by (i) a decrease of $0.2 million in 2020 as compared to 2019 in foreign currency exchange rate expenses related to the lease liability created under the lease accounting standard, resulting from the devaluation of the U.S. dollar against the NIS and (ii) an increase of $0.1 million of realized gains from the sale of marketable securities in 2020 as compared to 2019.

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

Our total cash, cash equivalents, marketable securities and short and long-term deposits, including restricted deposits, were $128.6 million as of December 31, 2020, as compared to $131.3 million as of December 31, 2019.

Provision for Income Taxes. In 2020, we had tax benefit of $0.1 million as compared to tax benefit of $1.6 million in 2019 and tax benefit of $1.9 million for 2018.

The tax benefit for 2020 was mainly attributable to (i) income from changes in deferred taxes related to equity-based compensation expenses in the amount of $0.4 million, and (ii) income from the amortization of deferred tax liability related to intangible assets acquired in connection with prior acquisitions in the amount of $0.2 million, offset to some extent by $0.45 million of current tax expenses. The tax benefit for 2019 was mainly attributed to (i) income in the amount of $1.0 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, (ii) income from changes in deferred taxes related to equity-based compensation expenses in the amount of $0.5 million, and (iii) income from amortization of deferred tax liability related to intangible assets acquired in connection with prior acquisitions in the amount of $0.1 million,

The tax benefit for 2018 was mainly attributed to (i) income from changes in deferred taxes related to equity-based compensation expenses in the amount of $0.8 million, (ii) income in the amount of $0.7 million from changes in other deferred taxes mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, and (iii) income from amortization of deferred tax liability related to intangible assets acquired in connection with prior acquisitions in the amount of $0.4 million,

Description of Segments.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products amounted to 40%, 37% and 45% of our total revenues for 2020, 2019 and 2018, respectively, and (ii) revenues from our SmartHome products amounted to 15%, 14% and 12% of our total revenues for 2020, 2019 and 2018, respectively.

Unified Communications - Comprehensive solution for Unified Communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from our Unified Communications products represented 27%, 32% and 33% of our total revenues for 2020, 2019 and 2018, respectively. No revenues derived from other products in the Unified Communications segment exceeded 10% of our total consolidated revenues for the years 2020, 2019 and 2018.

SmartVoice - Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination that target mobile phones, mobile headsets and other devices that incorporate our noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 18% and 16% of our total revenues for 2020 and 2019, respectively, but did not exceed 10% of our total revenues for 2018. No revenue derived from other products in the SmartVoice segment exceeded 10% of our total consolidated revenues for the years 2020, 2019 and 2018.

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

We do not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31
	Revenues			Income (loss) from operations
	2020	2019	2018	2020	2019	2018
Home	$63,121	$60,153	$67,741	$18,446	$16,821	$14,206
Unified Communications	$31,200	$38,123	$38,817	$10,792	$12,555	$12,147
SmartVoice	$20,159	$19,337	$10,880	$(23,693)	$(23,657)	$(21,476)
Total	$114,480	$117,613	$117,438	$5,545	$5,719	$4,877

Sales to our customers in the Home segment increased for 2020 as compared to 2019, representing an increase of 5% in absolute dollars and decreased in 2019 as compared to 2018, representing a decrease of 11% in absolute dollars. The increase in our Home segment sales for 2020 as compared to 2019 was mainly attributable to (i) an increased demand in cordless telephony products from our customers stimulated by the pandemic which stimulated a resurgence in voice traffic, and (ii) an increased demand for our SmartHome products. The decrease in our Home segment sales for 2019 as compared to 2018 was mainly attributable to a decline in market demands for our cordless telephony products, offset to some extent by an increase in market demands for our SmartHome products.

Sales to our customers in the Unified Communications segment decreased for 2020 as compared to 2019, representing a decrease of 18% in absolute dollars. The decrease in sales in the Unified Communications segment for the comparable periods was attributable to a decreased demand due to the fundamental change in the workforce environment during 2020 as a result of the pandemic.

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

Sales to our customers in the SmartVoice segment increased for 2020 as compared to 2019, representing an increase of 4% in absolute U.S. dollars. The increase in our SmartVoice sales for 2020 as compared to 2019 was mainly attributable to an increase in the number of customers and design wins in this segment, as well as the integration of SoundChip revenues starting from July 1, 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $14.6, $10.5 and $8.7 million of cash and cash equivalents from our operating activities during 2020, 2019 and 2018, respectively. The increase in net cash generated by operating activities for 2020, as compared to 2019, was mainly as a result of changes in working capital such as: (i) an increase in accounts payable in the amount of $2.1 million during 2020 as compared to a decrease of $1.2 million in 2019, (ii) an increase in accrued expenses in the amount of $0.9 million in 2020, as compared to a decrease of $0.6 million in 2019, and (iii) an increase in accounts receivable of $4.8 million in 2020 as compared to a decrease of $1.9 million in 2019. These increases were partially offset by (a) an increase in inventories in the amount of $1.6 million as compared to a decrease of $2.3 million in 2019 and (b) an increase in net loss in 2020 as compared to 2019.

The increase in net cash generated by operating activities for 2019, as compared to 2018, was mainly as a result of a decrease in net loss in 2019 as compared to 2018 and of changes in working capital such as: (i) a decrease in inventories in the amount of $2.3 million during 2019 as compared to an increase of $0.4 million in 2018, and (ii) an increase in income taxes payable of $1.7 million in 2019 as compared to an increase of $0.2 million in 2018. These increases were partially offset by (a) a decrease in accounts payable in the amount of $1.2 million in 2019, as compared to an increase of $0.9 million in 2018, and (b) a decrease in accrued expenses in the amount of $0.6 million as compared to an increase of $0.8 million in 2018.

Investing Activities. We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2020, we purchased $111.5 million of investments in marketable securities and deposits, as compared to $73.5 million during 2019 and $36.2 million during 2018. During the same periods, $59.3 million, $44.4 million and $20.5 million, respectively, of investments in marketable securities matured and were called by the issuer. During the same periods, $27.5 million, $25.1 million and $5.1 million, respectively, of investments in marketable securities were sold. Additionally, during 2020, 2019 and 2018, $15.5 million, $14.4 million and $5.7 million, respectively, of short and long-term deposits matured.

During the third quarter of 2020, we completed the acquisition of SoundChip. As part of the acquisition, we paid $13.9 million (net of cash existing in the company on the date of the acquisition) to SoundChip’s shareholders.

As of December 31, 2020, the amortized cost of our marketable securities and deposits was approximately $110.7 million and their stated market value was approximately $111.1 million, representing an unrealized gain of approximately $0.4 million.

Our capital equipment purchases for 2020, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.0 million, as compared to $5.6 million for 2019, and $1.2 million for 2018. The increase in capital equipment spending in 2019 as compared to the previous year was mainly due to the renovation of our Israeli subsidiary’s new facilities in Israel due to the new 10 year lease agreement initiated during 2019.

Financing Activities. During 2020, we repurchased approximately 0.3 million shares of our common stock at an average purchase price of $12.75 per share for an aggregate amount of $3.7 million. No shares of common stock were repurchased during 2019.

In addition, during 2020 and 2019, we received $1.6 million and $1.4 million, respectively, upon the exercise of employee stock options.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. At December 31, 2020, 490,000 shares of our common stock are available for repurchase under our board-authorized share repurchase program. As of December 31, 2020, we had cash and cash equivalents totaling approximately $16.9 million and marketable securities and time deposits of approximately $111.1 million. Out of total cash, cash equivalents and marketable securities of $128.0 million, $117.1 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were repatriated to the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at December 31, 2020 was approximately $62.2 million, as compared to $69.6 million as of December 31, 2019. The decrease in working capital was mainly due to (i) net cash of $13.9 million used for the acquisition of SoundChip in 2020, (ii) purchase of capital equipment in the amount of $1.0 million during 2020, and (iii) the repurchase of our common stock in the amount of $3.7 million during 2020. The above-mentioned decreases were offset to some extent by the net cash of $14.6 million generated by operating activities during 2020. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2020 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2‑3 Years	4‑5 Years	More Than 5 Years
Operating Lease Commitments (1)	$14,608	$2,960	$4,264	$3,027	$4,357
Net Pension Liability (2)	1,393	11	40	57	1,285
Development tools lease and other (3)	4,893	2,053	2,840	-	-
Total Contractual Obligations	$20,894	$5,024	$7,144	$3,084	$5,642

(1)	Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements.

(2)

Includes estimates of gross contributions and future payments required to meet the requirements of several defined benefit plans. The amounts presented in the table are not discounted and do not take into consideration staff turnover assumptions.

(3)	Represents lease payments for development tools and other non-cancelable lease agreements.

At December 31, 2020, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $3.4 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. We believe a change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination of the tax returns of one of our subsidiaries. We currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel are paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2020, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to our notes to our consolidated financial statements for the year ended December 31, 2020. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

IN U.S. DOLLARS

- - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DSP GROUP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSP GROUP, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, change in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of SmartVoice goodwill

Description of the Matter

As described in Note 2(k) of the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually at the reporting unit level and more frequently when indicators of potential impairment are identified. At December 31, 2020, the goodwill recorded in the SmartVoice reporting unit was $13.1 million. The estimation of the fair value of the SmartVoice reporting unit is contingent on future cash flows and market expectations and there is a risk that, if these cash flows and market outcomes do not meet the Company’s expectations, the goodwill might be impaired. The fair value of the SmartVoice reporting unit was determined using multiple approaches including discounted future cash flows analysis and a market-based approach.

Auditing the valuation of goodwill for the SmartVoice reporting unit was complex due to the significant estimation uncertainty and judgment applied by management in determining their fair value. The significant estimation uncertainty was primarily due to the sensitivity of the underlying key assumptions to the future cash flows and the significant effect that changes in these assumptions would have on the fair value of the SmartVoice reporting unit. The significant assumptions used to estimate the fair value of the SmartVoice reporting unit included discount rates and certain forward-looking assumptions (e.g., revenue growth rates, terminal growth rates, and profitability metrics) that could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls relating to the determination of the fair value of the reporting unit, including controls over management’s review of the significant assumptions described above.

To test the fair value of the SmartVoice reporting unit, we involved our valuation specialists to review the valuation methodology used by management and to assist in our evaluation of the discount rate used in the fair value estimate. We also performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its analysis (discounted rate, terminal growth and ect.). We compared the significant assumptions used by management to available industry and historical trends and evaluated whether changes to the significant assumptions would impact the impairment conclusion. In addition, we tested management’s reconciliation of the fair value of the SmartVoice reporting unit to the market capitalization of the Company and reviewed the related disclosure in the consolidated financial statements.

Acquisition accounting for SoundChip business combination

Description of the Matter

As described in Notes 1 to the consolidated financial statements, on July 1, 2020, the Company acquired 100% of the outstanding common shares and voting rights of SoundChip for a net consideration of $15 million (the “SoundChip Acquisition”). The SoundChip Acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”.

Auditing the Company’s accounting for the SoundChip Acquisition was complex due to the significant estimation uncertainty in the Company's determination of the fair value of identified intangible assets of $14.7 million, which principally consisted of developed technology, customer relationship and backlog. The significant estimation was primarily due to the complexity of the valuation model used to measure the fair value of the developed technology intangible asset in the amount of $7.2 million, as well as the sensitivity of the respective fair value to the underlying significant assumptions. The Company used a discounted cash flow model to measure the developed technology intangible asset. The significant assumptions used to estimate the fair value of the developed technology intangible asset included discount rates and certain assumptions that form the basis of the forecasted results, such as revenue growth rates and profitability margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the accounting for acquisitions. This included testing controls over the estimation process supporting the recognition and measurement of identified intangible assets, and management’s judgment and evaluation of underlying assumptions and estimates with regards to the fair values of the identified intangible assets.

To test the estimated fair value of the developed technology intangible asset, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company’s valuation specialist and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the revenue growth rates and technology migration curves to current industry, market and economic trends. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

We also evaluated the appropriateness of the related disclosures included in Note 1 to the consolidated financial statements in relation to the SoundChip Acquisition.

/s/ Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global

Tel-Aviv, Israel
March 15, 2021
We have served as the Company's auditor since 1998.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DSP GROUP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited DSP GROUP, Inc.`s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes, and our report dated March 15, 2021 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global

Tel-Aviv, Israel
March 15, 2021

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,936	$28,737
Restricted deposits	548	518
Marketable securities and short-term deposits (Note 3)	50,615	39,141
Trade receivables	11,003	15,382
Other accounts receivable and prepaid expenses (Note 5)	3,460	3,551
Inventories (Note 6)	9,061	7,464

Total current assets	91,623	94,793

PROPERTY AND EQUIPMENT, NET (Note 7)	6,574	6,805

NON-CURRENT ASSETS:
Long-term marketable securities (Note 3)	60,454	62,884
Long-term prepaid expenses	2,888	707
Deferred income taxes (Note 15)	6,893	6,377
Severance pay fund	16,285	15,800
Operating leases: right-of-use assets (Note 4)	11,102	11,655
Intangible assets, net (Note 8)	7,549	661
Goodwill	13,105	6,243

Total non-current assets	118,276	104,327

Total assets	$216,473	$205,925

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$10,708	$8,511
Operating lease liability (Note 4)	2,974	2,569
Accrued compensation and benefits	8,728	8,781
Income tax accruals and payables	3,620	3,061
Accrued expenses and other accounts payable (Note 10)	2,993	2,317
Short-term bank loans	211	-
Deferred income	172	-

Total current liabilities	29,406	25,239

NON-CURRENT LIABILITIES:
Deferred income taxes, net (Note 15)	1,073	119
Accrued severance pay	16,647	16,074
Operating lease liability (Note 4)	10,075	10,436
Earn-out liability	1,945	-
Accrued pensions (Note 11)	1,089	963

Total non-current liabilities	30,829	27,592

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Note 13):
Capital stock:
Common stock, $0.001 par value -
Authorized: 50,000,000 shares at December 31, 2020 and 2019; Issued and outstanding: 23,709,924 and 23,110,631 shares at December 31, 2020 and 2019, respectively	24	23
Additional paid-in capital	396,335	386,534
Treasury stock at cost	(108,509)	(113,862)
Accumulated other comprehensive loss	(637)	(889)
Accumulated deficit	(130,975)	(118,712)

Total stockholders’ equity	156,238	153,094

Total liabilities and stockholders’ equity	$216,473	$205,925

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars and shares in thousands, except per share data

	Year ended December 31,
	2020	2019	2018

Revenues	$114,480	$117,613	$117,438
Costs of revenues (1)	56,290	58,066	59,991

Gross profit	58,190	59,547	57,447

Operating expenses:
Research and development, net (2)	35,511	35,552	36,109
Sales and marketing (3)	18,205	17,665	15,323
General and administrative (4)	11,510	10,317	9,955
Amortization of intangible assets	1,065	417	1,700

Total operating expenses	66,291	63,951	63,087

Operating loss	(8,101)	(4,404)	(5,640)
Financial income, net (Note 12)	1,231	1,654	1,815

Loss before income tax benefit	(6,870)	(2,750)	(3,825)
Income tax benefit (Note 15)	80	1,560	1,868

Net loss	$(6,790)	$(1,190)	$(1,957)

Net loss per share:
Basic and diluted	$(0.29)	$(0.05)	$(0.09)

Weighted average number of shares used in per share computations of:
Basic and diluted net loss per share	23,466	22,827	22,512

(1)         Includes equity-based compensation expense in the amount of $524, $448 and $428 for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)         Includes equity-based compensation expense in the amount of $3,448, $2,842 and $2,873 for the years ended December 31, 2020, 2019 and 2018, respectively.

(3)         Includes equity-based compensation expense in the amount of $2,426, $1,758 and $1,248 for the years ended December 31, 2020, 2019 and 2018, respectively.

(4)         Includes equity-based compensation expense in the amount of $3,315, $2,583 and $2,255 for the years ended December 31, 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Year ended December 31,
	2020	2019	2018

Net loss:	$(6,790)	$(1,190)	$(1,957)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized income (loss)	470	1,494	(465)
Reclassification adjustments for (gains) losses included in net income (loss)	(44)	73	41
Net change	426	1,567	(424)
Cash flow hedges:
Changes in unrealized gains (losses)	52	108	(19)
Reclassification adjustments for (gains) losses included in net income (loss)	(52)	(105)	16
Net change	-	3	(3)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	(28)	(141)	29
Amortization of actuarial loss and prior service benefit	23	16	19
Net change	(5)	(125)	48
Foreign currency translation adjustments, net	(169)	(10)	(71)
Other comprehensive income (loss)	252	1,435	(450)
Comprehensive income (loss)	$(6,538)	$245	$(2,407)

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2017	22,433	$22	$372,041	$(118,397)	$(1,874)	$(104,842)	$146,950

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	230	*) -	-	2,275	-	(271)	2,004
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	618	1	10	6,114	-	(5,387)	738
Adoption of accounting standard	-	-	-	-	-	94	94
Purchase of treasury stock	(1,015)	(1)	-	(12,317)	-	-	(12,318)
Equity-based compensation expenses		-	6,804	-	-	-	6,804
Net loss		-	-	-	-	(1,957)	(1,957)
Change in accumulated other comprehensive loss		-	-	-	(450)	-	(450)

Balance at December 31, 2018	22,266	$22	$378,855	$(122,325)	$(2,324)	$(112,363)	$141,865

*)         Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Cont.
Balance at December 31, 2018	22,266	$22	$378,855	$(122,325)	$(2,324)	$(112,363)	$141,865

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	206	*) -	-	2,066	-	(87)	1,979
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	639	1	48	6,397	-	(5,072)	1,374
Equity-based compensation expenses		-	7,631	-	-	-	7,631
Net loss		-	-	-	-	(1,190)	(1,190)
Change in accumulated other comprehensive income		-	-	-	1,435	-	1,435

Balance at December 31, 2019	23,111	$23	$386,534	$(113,862)	$(889)	$(118,712)	$153,094

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	211	*) -	2	2,116	-	(52)	2,066
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	693	1	86	6,973	-	(5,421)	1,639
Purchase of treasury stock	(305)	*) -		(3,736)	-	-	(3,736)
Equity-based compensation expenses		-	9,713	-	-	-	9,713
Net loss		-	-	-	-	(6,790)	(6,790)
Change in accumulated other comprehensive income		-	-	-	252	-	252

Balance at December 31, 2020	23,710	$24	$396,335	$(108,509)	$(637)	$(130,975)	$156,238

*)         Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:

Net loss	$(6,790)	$(1,190)	$(1,957)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	1,676	1,517	1,593
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	9,713	7,631	6,804
Capital (gain) loss from sale and disposal of property and equipment	(51)	9	-
Realized losses (gains) from sale of marketable securities, net	(44)	73	41
Amortization of intangible assets	1,065	417	1,700
Change in operating lease right-of-use asset	2,336	1,347	-
Change in operating lease liability	(1,739)	(562)	-
Accrued interest and amortization of premium on marketable securities and short-term deposits	542	337	601

Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(369)	(2,833)	(2,814)
Trade receivables, net	4,773	(1,916)	(107)
Other accounts receivable and prepaid expenses	83	817	(76)
Inventories	(1,580)	2,345	(431)
Long-term prepaid expenses	(188)	(28)	(159)
Trade payables	2,067	(1,197)	927
Accrued compensation and benefits	1,811	2,515	1,598
Income tax accruals	286	1,653	180
Accrued expenses and other accounts payable	864	(573)	767
Accrued severance pay, net	89	84	(8)
Accrued pensions	27	26	32

Net cash provided by operating activities	14,571	10,472	8,691

Cash flows from investing activities:

Purchase of marketable securities	(88,999)	(57,558)	(27,564)
Purchase of short-term deposits	(22,508)	(15,942)	(8,668)
Proceeds from maturity of marketable securities	59,319	44,396	20,501
Proceeds from sales of marketable securities	27,517	25,064	5,113
Proceeds from redemption of short-term deposits	15,508	14,420	5,668
Acquisition of business, net of cash acquired (1)	(13,944)	-	-
Purchases of property and equipment	(973)	(5,638)	(1,181)
Proceeds from sale of fixed assets	51	51	-
Other investing activities	17	(518)	(104)

Net cash provided by (used in) investing activities	$(24,012)	$4,275	$(6,235)

The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2020	2019	2018
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$1,639	$1,351	$738
Repayment of a short-term loan	(200)	-	-
Purchase of treasury stock	(3,736)	-	(12,343)

Net cash provided by (used in) financing activities	(2,297)	1,351	(11,605)

Increase (decrease) in cash and cash equivalents and restricted cash	(11,738)	16,098	(9,149)
Cash and cash equivalents and restricted cash at the beginning of the year	28,737	12,639	21,848
Cash (erosion) due to exchange rate differences	(63)	-	(60)

Cash and cash equivalents and restricted cash at the end of the year	$16,936	$28,737	$12,639
Supplemental disclosures of cash flows information:

Cash and cash equivalent	$16,936	$28,737	$12,146
Restricted cash	-	-	493

Total cash and cash equivalents and restricted cash	$16,936	$28,737	$12,639

Supplemental disclosures of cash flows activities:

Cash paid for income taxes	$(372)	$(495)	$(902)
Cash received for income taxes	$16	$702	$-
Net lease liabilities arising from obtaining right-of-use asset	$1,782	$1,114	$-

U.S. dollars in thousands, except share and per share data.

(1)

During the third quarter of 2020, the Company completed the acquisition of SoundChip S.A. (“SoundChip”), a Swiss private company. The net fair value of the assets acquired, and the liabilities assumed, on the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents	$(230)
Property and equipment	456
Prepaid employees’ retention expenses	2,000
Developed technology	7,189
Customer relationships	678
Backlog	55
Deferred tax liability	(1,121)
Other long-term liability	(1,945)
Goodwill	6,862
$13,944

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
Major Customers/ Distributors	2020	2019	2018
VTech Holdings Ltd.	23%	21%	24%

Nexty Electronics Ltd. (“Nexty Electronics”) ¹ ²	11%	*	11%
Ascend Technology Inc. (“Ascend Technology”) ¹ ³	29%	27%	26%

*Less than 10%.

¹ Distributor

² Nexty Electronics sells the Company’s products to a limited number of customers, none of which had exceeded 10% of total revenues for the periods ended December 31, 2020, 2019 and 2018.

³ Ascend Technology sells our products to a limited number of customers. One of those customers – Cisco Systems, Inc. (“Cisco”) – accounted for 12%, 10% and 8% of the Company’s total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Acquisition of SoundChip

In July 2020, the Company completed the acquisition of SoundChip.

SoundChip is a leading supplier of active noise cancellation (ANC) technology, engineering services, design tools and production-line test systems for headsets. The acquisition combines SoundChip’s capabilities in hybrid ANC with the Company’s SmartVoice™ advanced low-power voice processing platform, algorithms, and mixed-signal expertise to streamline the delivery of cutting-edge wireless and true wireless stereo (TWS) headsets, from concept through to manufacturing.

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

The results of operations of SoundChip have been included in the Company’s consolidated financial statements since July 1, 2020. The Company did not provide pro forma disclosure in accordance with Accounting Standards Codification (“ASC”) 805 for the SoundChip acquisition due to immateriality.

U.S. dollars in thousands, except share and per share data.

Based upon a valuation of the tangible and intangible assets acquired and liabilities assumed, the Company has allocated the total purchase price of the acquisition of SoundChip as follows:

As of July 1, 2020
Cash	$443
Property and equipment	456
Current assets	2,301
Other non-current assets	1,042
Current liabilities	(1,007)
Other long-term liabilities	(1,945)
Net tangible assets acquired	1,290

Deferred tax liability	(1,121)

Intangible assets:
Developed technology	7,189
Backlog	54
Customer relationships	678
Total intangible assets	7,921

Goodwill	6,862

Net assets acquired	$14,952

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

U.S. dollars in thousands, except share and per share data.

The excess of the purchase price of $6,862 over the net tangible assets and identifiable intangible assets acquired in the acquisition of SoundChip was recognized as goodwill. An acquired workforce and control premium that did not meet the separability criteria was included in the amount assigned to goodwill. The goodwill recognized represents mainly the synergies the Company expects from the acquisition, both in revenues and expenses, and the expected benefits to the Company of the acquisition. The goodwill recognized in this acquisition is related to the Company’s SmartVoice segment.

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

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $506 and $337 as of December 31, 2020 and 2019, respectively.

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

Marketable securities consist mainly of corporate bonds. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. In accordance with Financial Accounting Standards Board (“FASB”) ASC No. 320 “Investments- Debt and Equity Securities,” (“ASC 320”) the Company classifies marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income, net. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income, net.

U.S. dollars in thousands, except share and per share data.

The Company determines realized gains or losses upon sale of marketable securities on a specific identification method, and records such gains or losses as interest and other income (expense), net.

Starting on January 1, 2020, as a result of the adoption of ASC 320, available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on available-for-sale debt securities are recognized in financial income, net, on the Company’s consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The Company did not recognize any credit loss for the twelve months ended December 31, 2020.

Prior to 2020, the Company recognized an impairment charge when a decline in the fair value of its investments in debt securities below the cost basis of such securities was considered to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period. For securities that were deemed other-than-temporarily impaired (“OTTI”), the amount of impairment was recognized in the statement of income (loss) and was limited to the amount related to credit losses, while impairment related to other factors was recognized in other comprehensive income (loss). The Company did not recognize OTTI on its marketable securities in 2018 and 2019.

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

U.S. dollars in thousands, except share and per share data.

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

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including the following: historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $9,061, $7,464 and $9,819 as of December 31, 2020, 2019 and 2018, respectively, is stated net of inventory reserves of $229, $382 and $508 in each year, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

j.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

	%			Mainly %

Computers and equipment	20	-	33	33
Office furniture and equipment	7	-	15	15
Leasehold improvements	see below

U.S. dollars in thousands, except share and per share data.

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

During the years ended December 31, 2020, 2019 and 2018, no impairment losses were identified.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, “The Internal Use Software” (“ASC 350-40”). FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2020, 2019 and 2018, the Company did not capitalize internal use software.

k.	Goodwill and other intangible assets:

The goodwill and certain other purchased intangible assets have been recorded as a result of the SoundChip acquisition, BoneTone acquisition and the acquisition of a private company in Asia. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test.

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If the Company elects not to use this option, or if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company recognizes an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which the Company adopted as of January 1, 2020. Prior to the adoption of ASU 2017-04, if the Company elects not to use the qualitative analysis, the two-step impairment test is performed.

U.S. dollars in thousands, except share and per share data.

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

For the fiscal year ended December 31, 2020, 2019 and 2018, the Company performed a quantitative assessment on its goodwill and no impairment losses were identified.

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives, which range from 1 to 9.5 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.

If such asset is considered to be impaired, the impairment to be recognized is measured as the difference between the carrying amount of the assets and the fair value of the impaired asset.

During the fiscal year ended December 31, 2020, 2019 and 2018, no impairment losses were identified.

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

Severance expenses for the years ended December 31, 2020, 2019 and 2018, were $1,705, $1,685 and $1,679, respectively.

m.	Revenue recognition:

The Company generates its revenues from sales of products. The Company sells its products through a direct sales force and through a network of distributors.

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), effective on January 1, 2018, using the modified retrospective method. As a result of this adoption, the Company revised its accounting policy for revenue recognition as detailed below.

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

(2)    Identify the performance obligations in the contract

At a contract’s inception, the Company assesses the goods or services promised in a contract with a customer and identifies the performance obligations.

The Company’s contracts with customers for the sale of products generally include one performance obligation.

U.S. dollars in thousands, except share and per share data.

(3)    Determine the transaction price

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring goods to a customer. Generally, the Company does not provide any variable consideration, including price protection, stock rotation, and/or right of return.

(4)    Allocate the transaction price to the performance obligations in the contract

The Company allocates the transaction price to one performance obligation.

(5)    Recognize revenue when a performance obligation is satisfied

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

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2020, 2019 and 2018.

o.	Research and development costs, net:

Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

p.	Government grants:

Government grants received by the Company’s Israeli subsidiary are credited to the consolidated statements of income during the period in which the expenditure to which they relate is charged. Royalty and non-royalty bearing grants from the Israeli Innovation Authority ("IIA") (formerly known as Office of the Chief Scientist) for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses, net.

U.S. dollars in thousands, except share and per share data.

The Company recorded grants in the amount of $2,625, $1,635 and $1,678 for the year ended December 31, 2020 and 2019 and 2018, respectively. The vast majority of those grants are bearing royalties.

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

At December 31, 2020, the Company had two equity incentive plans from which the Company may grant future equity awards and one expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. See full description in Note 13.

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

The fair value of each RSU is based on the market value of the underlying share on the date of grant.

r.	Basic and diluted income (loss) per share:

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share further includes the dilutive effect of stock options, SARs and RSUs outstanding during the year, all in accordance with ASC No. 260, “Earnings Per Share.”

The total weighted average number of shares related to the outstanding stock options, SARs and RSUs excluded from the calculation of diluted net income per share due to their anti-dilutive effect was 1,541,951, 1,419,612 and 1,317,197 for the years ended December 31, 2020, 2019 and 2018, respectively.

s.	Income taxes:

The Company accounts for income taxes in accordance with ASC No. 740, “Income Taxes” (“ASC 740”). This topic prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government-sponsored enterprise (“GSE”) securities. As of December 31, 2020, the amortized cost of the Company’s marketable securities was $88,468, and their stated market value was $88,828, representing an unrealized net income of $360.

A significant portion of the products of the Company is sold to original equipment manufacturers of consumer electronics products. The customers of the Company are located primarily in Japan, Hong Kong, Taiwan, China, Korea, Europe and the United States. The Company performs ongoing credit evaluations of their customers. The Company makes estimates of expected credit losses based on its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. Prior to the adoption of ASC No. 326, “Financial Instruments – Credit Losses” (“ASC 326”), the Company evaluated its outstanding accounts receivable and established an allowance for doubtful accounts according to specific identification basis, based on information available about the relevant customer credit condition, current aging and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2020, and 2019, no credit loss was provided.

U.S. dollars in thousands, except share and per share data.

The Company has no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

u.	Derivative instruments:

The Company accounts for derivatives and hedging based on ASC No.815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires companies to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value.

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

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the years ended December 31, 2020, 2019 and 2018 is summarized below:

	Gains (losses) on derivatives recognized in OCI
	Year ended December 31,
	2020	2019	2018

Foreign exchange forward contracts and put and call options	$52	$108	$(19)

U.S. dollars in thousands, except share and per share data.

		Gains (losses) on derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2020	2019	2018

Foreign exchange forward contracts and put and call options	Operating expenses	$52	$105	$(16)

As of December 31, 2020 and 2019, the Company had no outstanding option or forward contracts.

As of December 31, 2018, the Company had outstanding option contracts in the amount of $3,600.

v.	Comprehensive income:

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

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for 2020:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
January 1, 2020	$(66)	$-	$(486)	$(337)	$(889)
Other comprehensive income (loss) before reclassifications	470	52	(28)	(169)	325
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(44)	(52)	23	-	(73)
Net current period other comprehensive income (loss)	426	-	(5)	(169)	252

December 31, 2020	$360	$-	$(491)	$(506)	$(637)

U.S. dollars in thousands, except share and per share data.

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for 2020:

Details about Accumulated Other Comprehensive Income Components	Losses (gains) reclassified from accumulated other comprehensive income	Affected Line Item in the Statement of Income (Loss)

Gains on available-for-sale marketable securities	$(44)	Financial income, net
	-	Provision for income taxes
	(44)	Total, net of income taxes

Gains on cash flow hedges
	(41)	Research and development
	(4)	Sales and marketing
	(7)	General and administrative
	(52)	Total, before income taxes
	-	Provision for income taxes
	(52)	Total, net of income taxes

Losses on components of defined benefit plans	15	Research and development
	8	Sales and marketing
	23	Total, before income taxes
	-	Provision for income taxes
	23	Total, net of income taxes

Total reclassifications for the period	(73)	Total, net of income taxes

w.	Treasury stock at cost

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

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The adoption by the Company of the new guidance did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments are applied on a prospective basis. The nature of and reason for the change in accounting principle are to be disclosed upon transition. The Company adopted ASU 2017-04 as of January 1, 2020. The adoption by the Company of the new guidance did not have a material impact on its consolidated financial statements.

z.	Recently issued accounting pronouncements not yet effective:

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. The Company currently evaluating the impact of the new guidance on its consolidated financial statements.

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

NOTE 3:         MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2020 and 2019 (see also Note 9):

	Amortized cost		Unrealized gains (losses), net		Fair value
	2020	2019	2020	2019	2020	2019

Short-term deposit	$22,241	$15,067	$-	$-	$22,241	$15,067
U.S. GSE securities	1,149	4,468	11	(6)	1,160	4,462
Corporate obligations	87,319	82,556	349	(60)	87,668	82,496

	$110,709	$102,091	$360	$(66)	$111,069	$102,025

The amortized costs of marketable debt securities at December 31, 2020, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$28,327	$61	$(14)	$28,374
Due after one year to five years	60,141	388	(75)	60,454

	$88,468	$449	$(89)	$88,828

The amortized cost of marketable debt securities at December 31, 2019, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$24,033	$55	$(14)	$24,074
Due after one year to six years	62,991	124	(231)	62,884

	$87,024	$179	$(245)	$86,958

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

U.S. dollars in thousands, except share and per share data.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2020 amounted to $39,000, the unrealized losses for these marketable securities amounted to $89.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2019 amounted to $56,855, the unrealized losses for these marketable securities amounted to $245.

Management believes that as of December 31, 2020, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no credit loss was realized in the Company’s consolidated statements of operations.

The unrealized losses related to the Company’s marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the loss to be a credit loss at December 31, 2020.

Proceeds from maturity of available-for-sale marketable securities during 2020, 2019 and 2018 were $59,319, $44,396 and $20,501, respectively. Proceeds from sales of available-for-sale marketable securities during 2020, 2019 and 2018 were $27,517, $25,064 and $5,113, respectively. Realized gains from the sale of available-for sale marketable securities for 2020, 2019 and 2018 were $82, $4 and $26, respectively. Realized losses from the sale of available-for sale marketable securities for 2020, 2019 and 2018 were $38, $77 and $67, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE 4:-      OPERATING LEASES

The Company has entered into various non-cancelable operating lease agreements of its offices and car leases. The Company’s headquarters is located in San Jose, California pursuant to a lease that terminates in December 2021. The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzliya, Israel. The lease agreement for the facilities of its Israeli subsidiary is effective until April 2029. The Company’s subsidiaries in Hong-Kong, Shanghai, China, Japan, and South Korea have lease agreements for their facilities that terminate in 2022. The Company’s subsidiary in India has a lease agreement for its facilities that terminate in 2025 with an option to be extended until 2030. The Company’s subsidiaries in Shenzhen, China and Straubing, Germany have lease agreements for their facilities which terminate in 2023. The Company’s Subsidiary in Nuremberg, Germany has a lease agreement for its facilities which terminate in 2021. The Company has operating lease agreements for its motor vehicles which terminate in 2021 through 2023.

Many leases include one or more options to renew. The Company assumes renewals in the determination of the lease term if the renewals are deemed to be reasonably assured at lease commencement date. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease costs during 2020 and 2019 were $2,948 and $2,997, respectively, out of which an amount of $2,948 and $2,432, respectively, represented the total cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2020 and 2019.

U.S. dollars in thousands, except share and per share data.

During 2020 and 2019, total new lease liability amounted to $1,782 and $1,114, respectively.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term – operating leases (in years)	6.99	8.14
Weighted-average discount rate – operating leases	4.98%	5.08%

As of December 31, 2020 and 2019, the Company’s lease liabilities were as follows:

	December 31, 2020	December 31, 2019
Total undiscounted lease payments (1)	$15,810	$16,232
Less: imputed interest	(2,761)	(3,227)
Present value of lease liabilities	13,049	13,005
Less: current portion of lease liabilities	(2,974)	(2,569)
Total long-term lease liabilities	$10,075	$10,436

(1)	The breakdown of the undiscounted lease payments by years as of December 31, 2020 was as follows:

Operating Leases

2021	$2,977
2022	2,507
2023	1,804
2024	1,533
2025 and thereafter	6,989

Total undiscounted lease payments	15,810

Facilities rental expenses amounted to $2,092, $2,354 and $2,328 for the years ended December 31, 2020, 2019 and 2018, respectively.

U.S. dollars in thousands, except share and per share data.

NOTE 5:-     OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2020	2019
Prepaid expenses	$2,326	$1,219
Tax and governmental receivables	991	1,840
Deposits	54	237
Others	89	255

	$3,460	$3,551

NOTE 6:-     INVENTORIES

Inventories are composed of the following:

	December 31,
	2020	2019

Work-in-progress	$5,972	$4,512
Finished products	3,089	2,952

	$9,061	$7,464

During 2020 and 2019, the Company recorded $72 and $27, respectively, of income due to the utilization of inventory that was previously written off.

NOTE 7:-      PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2020	2019
Cost:
Computers and equipment	$21,727	$20,435
Office furniture and equipment	1,402	1,380
Leasehold improvements	5,221	4,953

	28,350	26,768
Less - accumulated depreciation	21,776	19,963

Depreciated cost	$6,574	$6,805

During 2020, the Company disposed or sold equipment and leasehold improvements, which ceased to be used, in the amount of $302. Capital gain in an amount of $51 was recorded due to this disposal of equipment in the consolidated statement of operations.

U.S. dollars in thousands, except share and per share data.

During 2019, the Company disposed or sold equipment and leasehold improvements, which ceased to be used, in the amount of $7,676. Capital loss in an amount of $9 was recorded due to this disposal of equipment in the consolidated statement of operations.

Depreciation expenses amounted to $1,676, $1,517 and $1,593 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 8:-     INTANGIBLE ASSETS

The following table shows the Company’s intangible assets for the periods presented:

	Useful life	December 31,
	(years)	2020	2019

Cost:

Technology	6.5	7,189	-
Customer relations	9.5	678	-
Backlog	1	54	-

Distribution agreement	5	2,086	2,086

		10,007	2,086
Accumulated amortization:

Technology		553	-
Customer relations		36	-
Backlog		27	-
Distribution agreement		1,842	1,425

		2,458	1,425

Amortized cost		$7,549	$661

a.         Amortization expenses amounted to $1,065, $417 and $1,700 for the years ended December 31, 2020, 2019 and 2018, respectively. Those expenses were included in amortization of intangible assets in the Company’s consolidated financial statements

b.         Estimated amortization expenses for the years ending:

Year ending December 31,

2021	$1,448
2022	1,177
2023	1,177
2024	1,177
2025-2029	2,570

$7,549

U.S. dollars in thousands, except share and per share data.

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 (see also Note 3)

	Balance as of	Fair value measurements
Description	December 31, 2020	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$962	$962	$-	$-

Short-term marketable securities and time deposits
U.S. GSE securities	$425	$-	$425	$-
Corporate debt securities	$27,949	$-	$27,949	$-

Long-term marketable securities
U.S. GSE securities	$735	$-	$735	$-
Corporate debt securities	$59,719	$-	$59,719	$-

Liabilities
Earn-out liability	$1,945	$-	$-	$1,945

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted deposits, short term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2020 and 2019 due to the short-term maturity of these instruments.

NOTE 10:-   ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	December 31,
	2020	2019

Accrued expenses	$1,019	$769
Royalties and commission	1,302	1,057
Accrued legal, and accounting expenses	519	424
Governmental payables	153	67

	$2,993	$2,317

NOTE 11:-    ACCRUED PENSION LIABILITIES

As of December 31, 2020 and 2019, the defined benefits plans that are accounted for in the Company’s consolidated financial statements are the pension plans in Germany and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

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

The following tables provide a reconciliation of the changes in the pension plans’ benefit obligation and the fair value of assets for the years ended December 31, 2020 and 2019, and the statement of funded status as of December 31, 2020 and 2019:

	December 31,
	2020	2019

Accumulated benefit obligation	$1,077	$951

Change in benefit obligation

Benefit obligation at beginning of year	$963	$827
Service cost	5	5
Interest cost	11	15
Benefits paid from the plan	(8)	(8)
Actuarial loss	29	145
Exchange rates and others	89	(21)

Benefit obligation at end of year	$1,089	$963

The assumptions used in the measurement of the Company’s pension expense and benefit obligations as of December 31, 2020, 2019 and 2018 are as follows:

	Year ended December 31,
	2020	2019	2018
Weighted-average assumptions
Discount rate	0.95%	1.1%	1.9%
Rate of compensation increase	2.5%	2.5%	2.5%

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

The following table provides the components of net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
Components of net periodic benefit cost

Service cost	$5	$5	$5
Interest cost	11	15	15
Actuarial loss	-	4
Amortization of net loss	23	16	19

Net periodic benefit cost	$39	$40	$39

U.S. dollars in thousands, except share and per share data.

	December 31,
	2020	2019

Net amounts recognized in the consolidated balance sheets as of December 31, 2020 and 2019 consist of:
Current liabilities	$-	$-
Noncurrent liabilities	1,089	963

Net amounts recognized in the consolidated balance sheets	$1,089	$963

Net amounts recognized in accumulated other comprehensive income as of December 31, 2020 and 2019 consist of:
Net actuarial loss	$(491)	$(486)

Net amounts recognized in accumulated other comprehensive loss	$(491)	$(486)

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2021 is as follows:

2021

Net actuarial loss and other	$25

Benefit payments are expected to be paid as follows:

Year ending December 31,

2021	$11
2022	29
2023	12
2024	29
2025	28
2026-2030	85

$194

The Company had no pension plan assets at December 31, 2020.

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

U.S. dollars in thousands, except share and per share data.

Actuarial losses were recognized in other comprehensive income (loss) in the amount of $28 and $141 for the years ended December 31, 2020 and 2019, respectively.

NOTE 12:-   FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2020	2019	2018

Foreign exchange gains	$120	$121	$16
Interest income from marketable securities and deposits, net of amortization of premium on marketable securities	1,826	2,506	2,108
Realized gains on marketable securities	82	4	27
Other	3	-	2

Financial income	2,031	2,631	2,153

Realized losses on marketable securities	37	77	68
Foreign exchange losses (*)	693	825	195
Interest expenses	11	15	15
Other	59	60	60

Financial expense	800	977	338

Financial income, net	$1,231	$1,654	$1,815

(*) Includes $614 and $785 of exchange rate differences resulting from the new lease accounting standard (ASC 842) for the years ended December 31, 2020 and 2019, respectively.

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

c.         Dividend policy:

At December 31, 2020, the Company had an accumulated deficit of $130,975. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

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

In 2020, the Company repurchased approximately 305,000 shares of common stock at an average price of $12.26 per share for an aggregate purchase price of $3,736. In 2019, the Company did not repurchase any of its common stocks. In 2018 the Company repurchased approximately 1,015,000 shares of common stock at an average purchase price of $12.14 per share, for an aggregate purchase price of $12,318. As of December 31, 2020, approximately 490,000 shares of the Company’s common stock were available for repurchase under the Company’s board authorized share repurchase program.

In 2020, 2019 and 2018, the Company issued 904,000, 845,000 and 848,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards and had vested RSUs under the Company’s equity incentive plans or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

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

The Directors Plan expired in January 2014 and therefore no further awards may be granted thereunder. As of December 31, 2020, 2,464,933 shares of common stock had been granted under the plan and stock options to acquire 135,000 shares remained outstanding out of grants made prior to its expiration.

1998 Non-Officer Employee Stock Option Plan (1998 Plan)

In 1998, the Company adopted the 1998 Plan. Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2020, 30,836 shares of common stock remained available for grant under the 1998 Plan.

The exercise price of options under the 1998 Plan shall not be less than the fair market value of common stock for nonqualified stock options, as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors.

U.S. dollars in thousands, except share and per share data.

Options under the 1998 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. Options under the 1998 Plan expire up to seven years after the date of grant.

2012 Equity Incentive Plan (2012 Plan)

In 2012, the Company adopted the 2012 Plan, which also complies with the Israeli tax reforms. Under the 2012 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options, SARs, RSUs and other awards under the plan. The exercise price for stock options under the 2012 Plan shall not be less than the fair market value of common stock at the time of grant, unless otherwise determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. The 2012 Plan currently provides for the purchase of up to 5,250,000 shares of common stock. As of December 31, 2020, 1,025,486 shares of common stock remained available for grant under the 2012 Plan.

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

1993 Employee Stock Purchase Plan (ESPP)

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 5,300,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees of the Company may purchase Company common stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 211,000, 206,000 and 230,000 shares of common stock issued at a weighted average purchase price of $9.82, $9.61 and $8.71 per share under the ESPP in 2020, 2019 and 2018, respectively. As of December 31, 2020, 563,000 shares of common stock were reserved under the ESPP.

U.S. dollars in thousands, except share and per share data.

Stock Reserved for Future Issuance

The following table summarizes the number of shares available for future issuance at December 31, 2020 (after giving effect to the above increases in the equity incentive plans):

ESPP	563,000
Equity awards	1,056,000
Undesignated preferred stock	5,000,000

6,619,000

U.S. dollars in thousands, except share and per share data.

The following is a summary of activities relating to the Company’s stock options, SARs and RSUs granted among the Company’s various plans:

	Year ended December 31,
	2020			2019			2018
	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)
	in thousands			in thousands			in thousands

Equity awards outstanding at beginning of year	1,735	$3.84	$-	1,831	$4.59	$-	1,992	$5.02	$-
Changes during the year:
Options granted	-	$-	$-	10	$12.61	$-	54	$12.42	$-
SARs granted	-	$-	$-	-	$-	$-	13	$12.50	$-
RSUs granted	804	$-	$-	656	$-	$-	563	$-	$-
Exercised (4)	(736)	$3.18	$9,338	(663)	$2.59	$7,519	(723)	$2.81	$6,845
Forfeited and cancelled	(117)	$0.21	$-	(99)	$1.59	$-	(68)	$5.63	$-

Equity awards outstanding at end of year (1,2,4)	1,686	$2.55	$23,672	1,735	$3.84	$20,639	1,831	$4.59	$12,281

Options/SARs exercisable at end of year (1,3,4)	422	$9.64	$2,932	604	$9.75	$3,619	704	$9.10	$1,576

(1)	SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 1,651 thousand shares of the Company’s common stock as of December 31, 2020.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 394 thousand shares of the Company’s common stock as of December 31, 2020.

(4)

Calculation of aggregate intrinsic value for options, RSUs and SARs outstanding and exercisable is based on the share price of the Company’s common stock as of December 31, 2020, 2019 and 2018 which was $16.59, $15.74 and $11.20 per share, respectively. The intrinsic value for options and SARs exercised and RSUs vested during those years represents the difference between the fair market value of the Company’s common stock on the date of exercise and vesting for RSUs and the exercise price of each option, RSU or SAR, as applicable.

The stock options, SARs and RSUs outstanding as of December 31, 2020, have been separated into ranges of exercise price as follows:

Range of exercise price			Outstanding	Remaining contractual life (years) (1)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Weighted average exercise price
$			thousands			thousands		$

0 (RSUs)			1,244	-	-	-	-	-
5.21	-	7.26	75	1.55	5.74	75	1.55	5.74
7.49	-	9.71	149	3.25	8.94	149	3.25	8.94
10.15	-	13.05	218	4.56	11.63	198	4.63	11.65

			1,686	3.61	2.55	422	3.60	9.64

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

As of December 31, 2020, the outstanding number of SARs was 70 thousand and based on the share price of the Company’s common stock as of December 31, 2020 ($16.59 per share), all of those SARs were in the money as of December 31, 2020.

The weighted average estimated fair value of employee RSUs granted during 2020, 2019 and 2018 was $13.92, $11.70 and $11.25 per share, respectively, (using the weighted average pre vest cancellation rate of 3.41%, 3.29% and 3.75% during 2020, 2019 and 2018, respectively, on an annual basis).

During the year ended December 31, 2020, there were no stock options and SARs granted. The weighted-average estimated fair value of employee stock options and SARs granted during the years ended December 31, 2019 and 2018 was $3.41 and $4.39, respectively, per stock option and SAR. The Company selected the binomial model as the most appropriate model for determining the fair value for its stock options awards and SARs. The fair value of options and SARs granted in 2019 and 2018 is estimated at the date of grant using the following weighted average assumptions. (annualized percentages):

	Year ended December 31,
	2019	2018

Volatility	32.29%	45.91%
Risk-free interest rate	2.16%	2.55%
Dividend yield	0%	0%
Pre-vest cancellation rate *)	4.63%	2.68%
Post-vest cancellation rate **)	2.28%	3.34%
Suboptimal exercise factor ***)	1.229	1.49
Expected life (years)	4.92	5.92

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.

**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.

***)	The ratio of the stock price to strike price at the time of exercise of the option.

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

The Company selected the Monte Carlo model as the most appropriate model for determining the fair value of its ESPP plan. The fair value for rights to purchase shares of common stock under the Company’s ESPP was estimated on each enrollment date using the risk-free interest rate and the share price for those dates. In addition, the expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility was assumed to be in a range of 35.18%-27.32% in 2020, 27.75%-29.54% in 2019 and 29.6%-32.88% in 2018.

The Company’s aggregate equity compensation expenses for the years ended December 31, 2020, 2019 and 2018 totaled $9,713, $7,631 and $6,804, respectively.

A summary of the status of the Company’s non-vested stock options, SARs and RSUs as of December 31, 2020, and changes during the year ended December 31, 2019, is presented below:

Non-vested	Units	Weighted average grant date fair value
	(In thousands)	$

Non-vested at December 31, 2019	1,131	11.03

Granted	804	13.92
Vested	(554)	11.13
Forfeited	(117)	11.97

Non-vested at December 31, 2020	1,264	12.74

As of December 31, 2020, equity-based compensation arrangements to purchase a maximum of approximately 1,518,000 shares of common stock were vested and expected to vest (the calculation takes into consideration 8% average forfeiture rate).

As of December 31, 2020, there was a total unrecognized compensation expense of $6,639 related to non-vested equity-based compensation arrangements granted under the Company’s various equity incentive plans. That expense is expected to be recognized during the period from 2021 through 2024.

NOTE 14:-   COMMITMENTS AND CONTINGENCIES

Commitments

a.

The Company participated in programs (most of which are royalty bearing grants) sponsored by the Israeli government for the support of research and development activities. Through December 31, 2020, the Company had obtained grants from the Israeli Innovation Authority (the “IIA”) (previously the Office of the Chief Scientist) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

b.

As of December 31, 2020, the aggregate contingent liability to the IIA amounted to $12,002. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development.  The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the IIA a portion of the sale price paid in consideration for such IIA-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the research and development activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its IIA-funded know-how; (c) such transfer of IIA-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

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

NOTE 15:-    TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2020	2019	2018
Domestic taxes

State taxes:
Current	$3	$2	$3

Foreign taxes:
Current	$289	$1,272	$943
Deferred	(372)	(2,834)	(2,814)

	(83)	(1,562)	(1,871)

Tax benefit	$(80)	$(1,560)	$(1,868)

b.	Loss before taxes is comprised as follows:

	Year ended December 31,
	2020	2019	2018

Domestic	$(4,000)	$(3,084)	$(2,825)
Foreign	(2,870)	334	(1,000)

	$(6,870)	$(2,750)	$(3,825)

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2020	2019	2018

Loss before taxes on income	$(6,870)	$(2,750)	$(3,825)

Theoretical tax benefit at U.S. statutory tax rate (21% for 2020, 2019 and 2018)	$(1,443)	$(578)	$(803)
State taxes, net of federal benefit	3	2	3
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided, valuation allowance and current adjustment and interest on uncertain tax position liability)	217	(1,761)	(1,767)
Nondeductible equity-based compensation expenses	645	604	542
Valuation allowance in U.S.	501	173	157
Other	(3)	-	-

	$(80)	$(1,560)	$(1,868)

d.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2020	2019

Reserves and accruals	$474	$499
Equity-based compensation	2,665	2,348
Intangible assets	57	86
Carryforward tax losses	10,477	9,370
Other	1,027	941

Total deferred tax assets	14,700	13,244
Valuation allowance	(7,807)	(6,867)

Total deferred tax assets	6,893	6,377

Deferred tax liabilities, net
Acquired intangible assets	1,073	119

Total deferred tax liabilities, net	$1,073	$119

Management believes that part of the deferred tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $7,807 and $6,867 was recognized as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had cash and cash equivalents, marketable securities and time deposits of approximately $128,600. Out of total cash, cash equivalents, marketable securities and time deposits of $128,600, $117,600 was held by foreign subsidiaries of the Company. The Company intends to permanently reinvest earnings of its foreign operations and its current operating plans do not demonstrate a need to repatriate foreign earnings to fund the Company’s U.S. operations. However, if these funds were needed for the Company’s operations in the United States, the Company would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

e.	Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2020	2019

Gross unrecognized tax benefits at January 1,	$3,170	$2,040
Decreases in tax positions for previous years	-	(175)
Increases in tax positions for current year	31	1,153
Increase in tax positions for previous years	17	95
Change in interest and linkage related to tax positions	232	57

Gross unrecognized tax benefits at December 31,	$3,450	$3,170

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,450 and $3,170 at December 31, 2020 and 2019, respectively. The Company accrues interest and penalties relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2020 and 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of $329 and $188, respectively.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The last examination conducted by U.S. tax authorities was with respect to the Company’s U.S. federal income tax returns for 2014. The statute of limitations relating to the Company’s consolidated Federal income tax return is closed for all tax years up to and including 2016.

The last examination conducted by the Israeli tax authorities was with respect to the Company’s Israeli income tax returns for the years between 2006 and 2012.

With respect to DSP Israel, the tax returns up to and including 2013 are considered to be final and not subject to any audits due to the expiration of the statute of limitations. A change in the amount of unrecognized tax benefit is possible in the next 12 months due to the examination by the German tax authorities of the Company’s German tax returns for 2010–2013. The Company currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

DSP Israel’s first, second, third, fourth, fifth and sixth investment programs, which were completed and commenced operations in 1994, 1996, 1998, 1999, 2002 and 2004, respectively, were tax exempt for a period of between two and four years, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of between five to eight years. As of 2020, all those investment programs were no longer entitled to a reduced corporate tax rate.

DSP Israel’s seventh and eighth investment programs have been in operation since 2006 and 2009, respectively, and entitles DSP Israel to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it had taxable income. As of 2020, the seventh investment program was no longer entitled to a reduced corporate tax rate. The period of tax benefits for the eight-investment program commenced in fiscal year 2018 and should have continued until the program expiration by the end of 2020. However as detailed below, DSP Israel chose to adopt the “2016 Amendment” and therefore this program is no longer entitled to a reduced corporate tax rate as of 2020.

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

Any dividends distributed to "foreign companies" as defined in the Law, holding more than 90% of DSP Israel’s shares, deriving from income from the technological enterprises, will be subject to a tax rate of 4%.

DSP Israel evaluated the effect of the adoption of the 2016 Amendment on its financial statements and determined to apply the 2016 Amendment starting in 2020.

Once DSP Israel applied in 2020 the 2016 Amendment, its average tax rate increased to 12%. DSP Israel’s average tax rate for its investment programs may change in the future due to circumstances outside of its control and therefore, DSP Israel cannot provide any assurances that its average tax rate for its investment programs will continue at an approximate rate of 12% in the future.

As of December 31, 2020, DSP Israel believed that it met all the conditions required under the plans.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (23% for 2021) plus a consumer price index linkage adjustment and interest and could be required to refund tax benefits already received.

As of December 31, 2020, approximately $77,473 was derived from tax exempt profits earned by DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises.” The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises” as such income is essentially permanently reinvested.

If DSP Israel’s retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $8,608 would have been incurred as of December 31, 2020.

DSP Israel’s income from sources other than the “Approved Enterprises” and “Beneficiary Enterprises” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (23% for 2019 and 2020).

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

h.	Israeli tax rates:

The rate of the Israeli corporate tax is 23%. Tax rate of 25% applies to capital gains arising after January 1, 2003.

j.	Accumulated losses:

The Company has accumulated losses for federal and state tax purposes as of December 31, 2020 of approximately $26,832 and $2,721, respectively. Loss carryforward arising in taxable year 2017 and earlier may be carried forward and offset against future taxable income for a period of ten to seventeen years and losses arising in a year after 2017 may be carried forward indefinitely. DSP Israel has accumulated losses for tax purposes as of December 31, 2020, of approximately $31,836 (including research and development expenses carryforwards), which may be carried forward and offset against future taxable income for an indefinite period.

NOTE 16:-   BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2020	2019	2018
Numerator:

Net loss	$(6,790)	$(1,190)	$(1,957)

Denominator:

Weighted average number of shares of common stock outstanding during the year used to compute basic net loss per share (in thousands)	23,466	22,827	22,512
Incremental shares attributable to exercise of outstanding options, SARs and RSUs (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-	-

Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	23,466	22,827	22,512

Basic and diluted net loss per share	$(0.29)	$(0.05)	$(0.09)

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, the Company consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products amounted to 40%, 37% and 45% of the Company’s total revenues for 2020, 2019 and 2018, respectively, and (ii) revenues from the Company’s SmartHome products amounted to 15%, 14% and 12% of our total revenues for 2020, 2019 and 2018, respectively.

Unified Communications - Comprehensive solution for Unified Communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from the Company’s Unified Communications products represented 27%, 32% and 33% of the Company’s total revenues for 2020, 2019 and 2018, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total consolidated revenues for the years 2020, 2019 and 2018.

SmartVoice - Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination that target mobile phones, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 18% and 16% of the Company’s total revenues for 2020 and 2019, respectively, but did not exceed 10% of the Company’s total revenues for 2018. No individual product in the SmartVoice segment exceeded 10% of the Company’s total revenues for the years 2020, 2019 and 2018.

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

The Company does not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31
	Revenues			Income (loss) from operations
	2020	2019	2018	2020	2019	2018
Home	$63,121	$60,153	$67,741	$18,446	$16,821	$14,206
Unified Communications	$31,200	$38,123	$38,817	$10,792	$12,555	$12,147
SmartVoice	$20,159	$19,337	$10,880	$(23,693)	$(23,657)	$(21,476)
Total	$114,480	$117,613	$117,438	$5,545	$5,719	$4,877

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Year ended December 31,
	2020	2019	2018
Income from operations	$5,545	$5,719	$4,877
Unallocated corporate, general and administrative expenses*	(2,368)	(2,075)	(2,013)
Equity-based compensation expenses	(9,713)	(7,631)	(6,804)
Intangible assets amortization expenses	(1,065)	(417)	(1,700)
Amortization of employee retention expenses related to the acquisition of SoundChip	(500)	-	-
Financial income, net	1,231	1,654	1,815
Total consolidated loss before taxes	$(6,870)	$(2,750)	$(3,825)

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Major customers and geographic information

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of the Company’s customers (in thousands):

	Year ended December 31,
	2020	2019	2018
United States	$2,605	$4,947	$5,876
Hong Kong	35,723	31,692	36,666
Japan	13,014	11,249	14,284
Europe	6,913	9,546	9,022
China	22,172	22,813	16,107
Taiwan	27,216	26,634	23,940
Korea	4,890	7,285	7,341
Other	1,947	3,447	4,202
Total revenues	$114,480	$117,613	$117,438

For a summary of revenues from major customers, please see Note 1.

The following is a summary of long-lived assets (property and equipment and operating leases) within geographic areas based on the assets’ locations:

	December 31,
	2020	2019
Long-lived assets

Europe	$641	$192
Israel	14,331	15,423
Other	2,704	2,845

	$17,676	$18,460

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and Rule 15d‑15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2020, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.         OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2021 Annual Meeting of Stockholders to be held on June 14, 2021.

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

PART IV

Item 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         The following documents have been filed as a part of this Annual Report on Form 10‑K.

1.           Index to Financial Statements.

Description:
Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global
Consolidated Balance Sheets as of December 31, 2020, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

2.           Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on Form 10‑K:

Description:
Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2020.

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

4.1	Description of Registrant’s Securities.

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

10.32	Employment Agreement of Tali Chen, effective September 7, 2020 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on September 9, 2020 and incorporated herein by reference). ††

10.33

Share Purchase Agreement, by and among SoundChip SA (“SoundChip”), the shareholders of SoundChip, DSP Group Ltd., and Mark Donaldson, Ben Skelton and Paul Darlington, as founders and shareholders’ representatives [portions of this exhibit have been redacted] (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on June 9, 2020 and incorporated herein by reference).

10.34

Performance-Based Restricted Stock Unit Agreement for Ofer Elyakim, Chief Executive officer (portions of this exhibit is redacted) (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on March 13, 2020 and incorporated herein by reference). ††

10.35

Performance-Based Restricted Stock Unit Agreement for Ofer Elyakim, Chief Executive officer (portions of this exhibit is redacted) (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on March 13, 2020 and incorporated herein by reference). ††

10.36

2021 Performance-Based Bonus Plan applicable for the Chief Executive Officer, Chief Financial Officer and Chief Business Officer of DSP Group, Inc. the Company (terms set forth in the Registrant’s Current Report on Form 8-K filed on March 5, 2021, and incorporated herein by reference). ††

10.37

Performance-Based Restricted Stock Unit Agreement for Ofer Elyakim, Chief Executive officer (portions of this exhibit is redacted) (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on March 5, 2021 and incorporated herein by reference)

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10‑K).*

31.1	Rule 13a‑14(a)/15d‑14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a‑14(a)/15d‑14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†† Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10‑K.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/s/ Ofer Elyakim
Ofer Elyakim
Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2021

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ofer Elyakim and Dror Levy or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth H. Traub	Chairman of the Board	March 15, 2021
Kenneth H. Traub

/s/ Ofer Elyakim	Chief Executive Officer (Principal	March 15, 2021
Ofer Elyakim	Executive Officer) and Director

/s/ Dror Levy	Chief Financial Officer and Secretary	March 15, 2021
Dror Levy	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Thomas A. Lacey	Director	March 15, 2021
Thomas A. Lacey

/s/ Cynthia Paul	Director	March 15, 2021
Cynthia Paul

/s/ Gabi Seligsohn	Director	March 15, 2021
Gabi Seligsohn

/s/ Yair Seroussi	Director	March 15, 2021
Yair Seroussi

/s/ Norman Taffe	Director	March 15, 2021
Norman Taffe

Schedule II

DSP GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2018: Allowance for doubtful accounts Sales returns reserve	-	-	-
Year ended December 31, 2019: Allowance for doubtful accounts Sales returns reserve	-	-	-
Year ended December 31, 2020: Allowance for doubtful accounts Sales returns reserve	-	-	-