Form 10-Q
period 2021-03-31
DSP GROUP INC /DE/
filed 2021-05-10
CIK 915778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, there were 24,226,782 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,018	$16,936
Restricted deposit	565	548
Marketable securities and short-term deposits	53,267	50,615
Trade receivables	11,226	11,003
Other accounts receivable and prepaid expenses	3,674	3,460
Inventories	7,929	9,061

TOTAL CURRENT ASSETS	96,679	91,623

PROPERTY AND EQUIPMENT, NET	6,628	6,574

NON-CURRENT ASSETS:
Long-term marketable securities	55,201	60,454
Operating leases right of use	10,876	11,102
Long-term prepaid expenses and lease deposits	2,687	2,888
Deferred income taxes	6,572	6,893
Severance pay fund	15,512	16,285
Intangible assets, net	7,136	7,549
Goodwill	12,908	13,105

	110,892	118,276
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$214,199	$216,473

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$9,575	$10,708
Operating lease liability	2,883	2,974
Accrued compensation and benefits	7,468	8,728
Income tax accruals and payables	3,483	3,620
Accrued expenses and other accounts payable	2,361	2,993
Short-term bank loans	-	211
Deferred income	153	172

TOTAL CURRENT LIABILITIES	25,923	29,406

NON-CURRENT LIABILITIES:
Deferred income taxes	1,011	1,073
Accrued severance pay	15,883	16,647
Operating lease liability	9,489	10,075
Earn-out liability	1,945	1,945
Accrued pensions	1,042	1,089

TOTAL NON-CURRENT LIABILITIES	29,370	30,829

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at March 31, 2021 (unaudited) and December 31, 2020;
Issued and outstanding shares: 24,226,782 and 23,709,924 shares at March 31, 2021 (unaudited) and December 31, 2020, respectively	24	24
Additional paid-in capital	398,916	396,335
Treasury stock at cost	(103,300)	(108,509)
Accumulated other comprehensive loss	(886)	(637)
Accumulated deficit	(135,848)	(130,975)

TOTAL STOCKHOLDERS’ EQUITY	158,906	156,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,199	$216,473

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended
	March 31,
	2021	2020

Revenues	$32,647	$28,239
Cost of revenues (1)	15,666	13,858

Gross profit	16,981	14,381
Operating expenses:
Research and development, net (2)	10,480	10,354
Sales and marketing (3)	5,202	5,011
General and administrative (4)	2,653	2,348
Intangible assets amortization	419	104
Total operating expenses	18,754	17,817
Operating loss	(1,773)	(3,436)
Financial income, net	641	903
Loss before income tax benefit	(1,132)	(2,533)
Income tax expenses (benefit)	211	(68)

Net loss	$(1,343)	$(2,465)
Net loss per share:
Basic and diluted	$(0.06)	$(0.11)

Weighted average number of shares used in per share computations of net loss
Basic and diluted	24,058	23,342

(1)	Includes equity-based compensation expense in the amount of $161 and $120 for the three months ended March 31, 2021 and 2020, respectively.
(2)	Includes equity-based compensation expense in the amount of $1,142 and $751 for the three months ended March 31, 2021 and 2020, respectively.
(3)	Includes equity-based compensation expense in the amount of $626 and $555 for the three months ended March 31, 2021 and 2020, respectively.
(4)	Includes equity-based compensation expense in the amount of $601 and $406 for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (U.S. dollars in thousands)

	Three months ended March 31,
	2021	2020

Net loss:	$(1,343)	$(2,465)
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized losses	(304)	(249)
Reclassification adjustments for losses (gains) included in net loss	8	(7)

Net change	(296)	(256)

Cash flow hedges:
Changes in unrealized gains	10	35
Reclassification adjustments for gains included in net loss	(4)	-

Net change	6	35

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	6	6

Net change	6	6

Foreign currency translation adjustments, net	35	(20)

Other comprehensive loss	(249)	(235)

Comprehensive loss	$(1,592)	$(2,700)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:

Net loss	$(1,343)	$(2,465)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	412	396
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	2,530	1,832
Realized losses (gains) from sale of marketable securities, net	8	(7)
Capital gain from sale and disposal of property and equipment	(3)	(43)
Change in operating lease right-of-use asset	697	727
Change in operating lease liability	(1,148)	(1,145)
Amortization of intangible assets	419	104
Accrued interest and amortization of premium on marketable securities and deposits	261	126
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	250	(211)
Trade receivables, net	(262)	1,485
Other accounts receivable and prepaid expenses	(218)	29
Inventories	1,132	(555)
Long-term prepaid expenses and lease deposits	201	(113)
Trade payables	(1,130)	532
Accrued compensation and benefits	(285)	(1,132)
Income tax accruals	(79)	328
Accrued expenses and other accounts payable	(634)	938
Accrued severance pay, net	8	69
Accrued pensions	10	9

Net cash provided by operating activities	826	904

Cash flows from investing activities:

Purchase of marketable securities	(2,693)	(11,336)
Proceeds from maturity of marketable securities	3,054	16,684
Proceeds from sales of marketable securities	1,693	5,734
Purchase of short-term deposits	(2,000)	(2,000)
Proceeds from redemption of short-term deposits	2,000	-
Proceeds from sale of fixed assets	3	43
Purchases of property and equipment	(480)	(290)
Decrease (increase) in restricted deposits	(34)	17
Other investing activities	172	-

Net cash provided by investing activities	$1,715	$8,852

	Three months ended March 31,
	2021	2020
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$774	$172
Repayment of a short-term loan	(208)	-
Purchase of treasury stock	-	(3,350)

Net cash provided by (used in) financing activities	566	(3,178)

Increase in cash and cash equivalents	3,107	6,578
Cash and cash equivalents at the beginning of the period	16,936	28,737
Erosion due to exchange rate differences	(25)	(30)

Cash and cash equivalents at the end of the period	$20,018	$35,285

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three Months Ended March 31, 2020	Number of common stock	Common stock	Additional paid‑In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2019	23,111	$23	$386,534	$(113,862)	$(118,712)	$(889)	$153,094
Net loss	-	-	-	-	(2,465)	-	(2,465)
Purchase of treasury stock	(282)	*) -	-	(3,443)	-		(3,443)
Change in accumulated other comprehensive loss	-	-	-	-	-	(235)	(235)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	104	*) -	-	1,052	(28)	-	1,024
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	272	*) -	21	2,721	(2,570)	-	172
Equity-based compensation	-	-	1,832	-	-	-	1,832
Balance at March 31, 2020	23,205	$23	$388,387	$(113,532)	$(123,775)	$(1,124)	$149,979
Three Months Ended March 31, 2021
Balance at December 31, 2020	23,710	$24	$396,335	$(108,509)	$(130,975)	$(637)	$156,238
Net loss	-	-	-	-	(1,343)	-	(1,343)

Change in accumulated other comprehensive loss	-	-	-	-	-	(249)	(249)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	95	*) -	2	960	(6)	-	956
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	422	*) -	49	4,249	(3,524)	-	774
Equity-based compensation	-	-	2,530	-	-	-	2,530
Balance at March 31, 2021	24,227	$24	$398,916	$(103,300)	$(135,848)	$(886)	$158,906

(*)         Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2020.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2020, contained in the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 15, 2021, have been applied consistently in these unaudited interim condensed consolidated financial statements, except as noted below:

Recently Issued and Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14—Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”) which improves disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard is effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted for all entities. Entities are to apply the amendments in this Update on a retrospective basis for all periods presented. The adoption of ASU 2018-14 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Acquisition of SoundChip

In July 2020, the Company completed the acquisition of SoundChip SA, a privately-held Swiss company (“SoundChip”) for an initial purchase price of approximately $15 million (with a portion held in escrow in accordance with the agreement terms), subject to working capital adjustments (the “Initial Purchase Price”) and agreed to pay future contingent cash milestone payments of up to $6 million upon the achievement of certain customer and product sales milestones during the period from July 1, 2020 to December 31, 2022.

The results of operations of SoundChip have been included in the Company’s consolidated financial statements since July 1, 2020. The Company did not provide pro forma disclosure according to ASC 810 for the SoundChip acquisition due to immateriality.

The preliminary purchase price allocation ("PPA") was based on information available at the time of closing of the SoundChip acquisition. During 2021, the Company finalized the PPA for SoundChip as a result of finalizing the working capital adjustments as stated above.

The following table summarizes adjustments since the preliminary PPA was disclosed as of December 31, 2020:

	Preliminary estimated fair value	Adjustments	Fair value
Cash	$443	$-	$443
Property and equipment	456	-	456
Current assets	2,301	-	2,301
Other non-current assets	1,042	-	1,042
Current liabilities	(1,007)	25	(982)
Other long-term liabilities	(1,945)	-	(1,945)
Net tangible assets acquired	1,290	-	1,315

Deferred tax liability	(1,121)	-	(1,121)
Intangible assets:
Developed technology	7,189	-	7,189
Backlog	54	-	54
Customer relationships	678	-	678
Total intangible assets	7,921	-	7,921

Goodwill	6,862	(197)	6,665

Net assets acquired	$14,952		$14,780

NOTE B— OPERATING LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of its offices and car leases. The Company's leases have original lease periods expiring between 2021 and 2030. Many leases include one or more options to renew. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement date. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease cost during the three months ended March 31, 2021 and 2020 was $831 and $709, respectively, out of which an amount of $831 and $709, respectively, represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2021 and 2020.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows:

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term – operating leases (in years)	6.78	7.90
Weighted-average discount rate – operating leases	5.01%	5.06%

As of March 31, 2021 and 2020, the Company’s lease liabilities were as follows:

	March 31, 2021	March 31, 2020
Gross lease liabilities	$14,783	$15,078
Less: imputed interest	(2,411)	(2,964)
Present value of lease liabilities	12,372	12,114
Less: current portion of lease liabilities	(2,883)	(2,388)
Total long-term lease liabilities	$9,489	$9,726

NOTE C—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)

Work‑in‑process	$5,838	$5,972
Finished goods	2,091	3,089

	$7,929	$9,061

For the three months ended March 31, 2021, the Company recorded $12 of income due to the utilization of inventory that was written off in the past.

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

	Three months ended March 31,
	2021	2020
	(Unaudited)

Net loss	$(1,343)	$(2,465)
Loss per share:
Basic and diluted	$(0.06)	$(0.11)

Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	24,058	23,342
Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	24,058	23,342

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2021 and December 31, 2020:

	Amortized cost		Unrealized losses, net		Fair value
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	22,153	$22,241	-	$-	$22,153	$22,241
U.S. GSE securities	1,146	1,149	12	11	1,158	1,160
Corporate obligations	85,105	$87,319	52	349	85,157	$87,668

	$108,404	$110,709	$64	$360	$108,468	$111,069

The amortized cost of marketable debt securities at March 31, 2021, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$31,099	$55	$(40)	$31,114
Due after one year to five years	55,152	308	(259)	55,201

	$86,251	$363	$(299)	$86,315

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2021 amounted to $48,276, and the unrealized losses for these marketable securities amounted to $299.

Management believes that as of March 31, 2021, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no credit loss was realized in the Company’s consolidated interim statements of operations.

The Company assessed available-for-sale debt securities with an amortized cost basis in excess of estimated fair value to determine what amount of the difference, if any, is caused by expected credit losses in accordance with ASC 326 “Financial Instruments – Credits Losses.” Allowance for credit losses on available-for-sale debt securities are recognized as a charge in the consolidated statement of operation, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The unrealized losses related to the Company’s marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity and because the unrealized losses are not as a result of a credit loss, the Company does not consider the losses to be a credit loss at March 31, 2021.

Proceeds from maturity of available-for-sale marketable securities during the first quarter of 2021 and 2020 were $3,054 and $16,684, respectively. Proceeds from sales of available-for-sale marketable securities during the first quarter of 2021 and 2020 were $1,693 and $5,734, respectively. Net realized loss from the sale of available-for-sale securities for the three months ended March 31, 2021 were $8 compared to net realized gain for the three months ended March 31, 2020 of $7. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE F—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction.

The total amount of net unrecognized tax benefits was $3,331 and $3,449 at March 31, 2021 and December 31, 2020, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2021 and December 31, 2020, the Company had accrued interest and penalties relating to unrecognized tax benefits of $321 and $329, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three months ended March 31, 2021 and 2020, of the Company’s significant customers:

	Three months ended March 31,
Major customers/ distributors	2021	2020
	(Unaudited)
Ascend Technology Inc. (“Ascend Technology”) ¹ ²	30%	37%
VTech Holdings Ltd. (“VTech”)	18%	19%
Nexty Electronics Corporation (“Nexty Electronics”)¹ ³	10%	12%

¹ Distributor.

² Ascend Technology sells the Company’s products to a limited number of customers. One of those customers, Cisco Systems, Inc., accounted for 11% and 15% of the Company’s total revenues for the three months periods ended March 31, 2021 and 2020, respectively.

³ Nexty Electronics sells the Company’s products to a limited number of customers. One of those customers, Panasonic Communications Co., Ltd., accounted for 9% and 10% of the Company’s total revenues for the three months periods ended March 31, 2021 and 2020, respectively.

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

As of March 31, 2021, the Company had no outstanding foreign exchange forward contracts and had option contracts in the amount of $1,800. These hedging contracts do not contain any credit-risk-related contingency features. See Note L for information on the fair value of hedging contracts.

The fair value of the outstanding derivative instruments at March 31, 2021 and December 31, 2020 is summarized below:

		Fair Value of Derivative Instruments
Derivative Assets (Liabilities)	Balance Sheet Location	March 31, 2021	December 31, 2020
		Unaudited	Audited

Foreign exchange forward and option contracts	Other accounts receivable and prepaid expenses (other accounts payable)	$6	-

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three months ended March 31, 2021 and 2020 is summarized below:

	Gains on derivatives recognized in OCI
	for the three months ended March 31,
	Unaudited
	2021	2020

Foreign exchange forward and option contracts	$10	$35

	Gains reclassified from OCI into income
		for the three months ended March 31,
		Unaudited
	Location	2021	2020

Foreign exchange forward and option contracts	Operating expenses	$4	$-

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

NOTE J—EQUITY-BASED COMPENSATION

Grants for the three months ended March 31, 2021 and March 31, 2020:

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended March 31, 2021 and 2020 was $14.92 and $13.82 per share, respectively (using the weighted average pre vest cancellation rate of 3.40% and 3.44% for the three months ended March 31, 2021 and 2020, respectively, on an annual basis).

Employee stock benefit plans

As of March 31, 2021, the Company has two equity incentive plans from which the Company may grant future equity awards and one expired equity incentive plan from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also has one employee stock purchase plan.

As of March 31, 2021, approximately 468,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 479,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/ RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (*)
	in thousands			in thousands
Outstanding at December 31, 2020	1,686	$2.55
RSUs granted	629	-
Options / SARs / RSUs cancelled/forfeited/expired	(50)	$0.04
Options / SARs exercised and RSUs vested	(429)	$2.05
Outstanding at March 31, 2021 (1)	1,836	$1.86	3.48	$22,751
Exercisable at March 31, 2021 (2)	337	$9.83	3.45	$1,490

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2021 ($14.25 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of approximately 1,806 thousand shares of the Company’s common stock as of March 31, 2021. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of approximately 309 thousand shares of the Company’s common stock as of March 31, 2021.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at March 31, 2021 with exercise prices above $14.25 per share (the closing price of the Company’s common stock on March 31, 2021) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $14.25	337	$9.83	1,499	$0.07	1,836	$1.86
Above $14.25	-	$-	-	$-	-	$-
Total	337	$9.83	1,499	$0.07	1,836	$1.86

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2021 and 2020 totaled $2,530 and $1,832, respectively.

As of March 31, 2021, there was $14,495 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2021 through 2025.

NOTE K—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the three months ended March 31, 2021 and 2020 are as follows:

	March 31,
	2021	2020
	Unaudited
Components of net periodic benefit cost:
Service cost and amortization of loss	$7	$7
Interest cost	3	3

Net periodic benefit cost	$10	$10

The net pension liability as of March 31, 2021 amounted to $1,042.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 (unaudited):

	Balance as of	Fair value measurements
Description	March 31, 2021	Level 1	Level 2	Level 3

Assets:
Cash equivalents:
Money market mutual funds	$4,798	$4,798	-	-

Short-term marketable securities:
Corporate debt securities	$30,689	-	$30,689	-
U.S. GSE securities	$425		$425

Long-term marketable securities:
U.S. GSE securities	$733	-	$733	-
Corporate debt securities	$54,468	-	$54,468	-

Derivative assets	$6	-	$6	-
Liabilities:
Earn-out liability	$1,945	$-	$-	$1,945

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020.

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2021 due to the short-term maturity of these instruments.

NOTE M—STOCKHOLDERS’ EQUITY

During the first three months of 2021, the Company did not repurchase any shares of common stock.

During the three months ended March 31, 2020, the Company repurchased 282,335 shares of common stock at an average purchase price of $12.19 per share for an aggregate purchase price of $3,443.

As of March 31, 2021, 490,209 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the three months ended March 31, 2021, the Company issued approximately 517,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE N—SEGMENT INFORMATION

Description of segments:

The Company operates under two reportable segments.

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

The Company’s reporting segments up until December 31, 2020 were: Home, Unified Communications and SmartVoice.

As a result of an organization change that took place starting in 2021 and the way management views its business operations, as of January 1, 2021, the Company’s reporting segments were changed to Cordless and IoAT. The classification of the Company’s business segments is based on a number of factors that management uses to evaluate, view and run the Company’s business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Cordless – This segment includes integrated circuit products targeted for cordless phones sold in retail or supplied by telecommunication service providers. Revenues from this segment amounted to 36% of the Company’s total revenues for both the first three months of 2021 and 2020.

IoAT (Internet of Audio Things) – This segment includes the following products:

(i) SmartHome (home gateways and home automation) – Wireless chipset solutions for converged communication at home. Target applications include: home gateway devices supplied by telecommunication service and security providers with DECT/CAT-iq and ULE functionality for data and two-way voice; home automation and home security. Revenues from SmartHome products amounted to 15% and 14% of the Company’s total revenues for the first three months of 2 021 and 2020, respectively.

(ii) Unified Communications — Comprehensive suite of solutions for Unified Communications products, including office solutions for businesses of all sizes, from low-cost VoIP terminals with converged voice and data applications, to high-end conferencing systems.  Revenues from the Company’s Unified Communications products represented 31% and 36% of its total revenues for the first three months of 2021 and 2020, respectively.

(iii) SmartVoice — SmartVoice hardware and software solutions provide voice activation and recognition, sound event detection (SED), voice enhancement, always-on wake-word detection, far-end noise elimination targeted for mobile phones, mobile headsets/hearables, wearables, tablets, consumer home electronics, security systems and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. SmartVoice includes an active noise cancellation (ANC) solution for hearables (headphones and true wireless stereo (TWS) earbud) applications. Revenues from the Company’s SmartVoice products represented 18% and 14% of the Company’s total revenues for the first three months of 2021 and 2020, respectively.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2021:

	Revenues		Income (loss) from operations
	Three months ended March 31,
	2021	2020	2021	2020
	Unaudited

Cordless	$11,870	$10,057	$4,522	$3,197
IoAT	20,777	18,182	(2,494)	$(4,206)

Total	$32,647	$28,239	$2,028	$(1,009)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows (unaudited):

	Three months ended March 31,
	2021	2020

Income (loss) from operations	$2,028	$(1,009)
Unallocated corporate, general and administrative expenses	(602)	(491)
Equity-based compensation expenses	(2,530)	(1,832)
Intangible assets amortization expenses	(419)	(104)
Amortization of employee retention expenses related to the acquisition of SoundChip	(250)
Financial income, net	641	903

Total consolidated loss before taxes	$(1,132)	$(2,533)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2021 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$360	$-	$(491)	$(506)	$(637)
Other comprehensive income (loss) before reclassifications	(304)	10	-	35	(259)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	8	(4)	6	-	10

Net current period other comprehensive income (loss)	(296)	6	6	35	(249)

Ending balance	$64	$6	$(485)	$(471)	$(886)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2021 (unaudited):

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)
Losses on available-for-sale marketable securities	$8	Financial income, net
	-	Provision for income taxes
	8	Total, net of income taxes

Gains on cash flow hedges	(3)	Research and development
	-	Sales and marketing
	(1)	General and administrative
	(4)	Total, before income taxes
	-	Provision for income taxes
	(4)	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	3	Sales and marketing
	6	Total, before income taxes
	-	Provision for income taxes
	6	Total, net of income taxes

Total reclassifications for the period	$10	Total, net of income taxes

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

The Company recorded grants in the amount of approximately $541 and $200 for the three months ended March 31, 2021 and 2020, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our expectation that revenues from our IoAT businesses will increase in 2021 as compared to 2020;

●	Our expectation that revenues from our IoAT businesses will represent more than two-thirds of the total revenues in 2021;

●	Our expectation that the Unified Communications market will recover in 2021 as compared to 2020;

●	Our belief that our past research and development investments in new technologies are paying off;

●

Our belief that we are uniquely positioned to leverage our leadership in the IoAT businesses to meet customers’ needs and allow them to develop innovative products that provide a safer, user friendly, and more productive environment, both at the office and at home;

●

Our belief that our business is directly benefitting from increased adoption of voice user interfaces, a surge in voice call traffic, and demand for intuitive, seamless, and reliable collaboration tools;

●	Our belief that even as countries and communities start to re-open, we foresee a continued reliance on these services as many companies will utilize a hybrid model of WFH and in-office work;

●

Our belief that our company is well positioned to service the market trends resulting from the pandemic through our best-in-class product offering for UC endpoints, as well as for portable terminals, headsets, IoT, VUIs, and AI at the edge; and

●	Our belief that our available cash and cash equivalents March 31, 2021 should be sufficient to finance our operations for the foreseeable future.

All forward-looking statements included in this Quarterly Report on Form 10‑Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Many factors may cause actual results to differ materially from those express or implied by the forward –looking statements contained in this report. These factors include, but are not limited to, our dependence on one primary distributor, our OEM relationships and competition, as well as those risks described in Part II Item 1A “Risk Factors” of this Form 10‑Q.

Moreover, the full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on the company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the full effect of the COVID-19 outbreak on the company’s results of operations, financial condition or liquidity for fiscal year 2021. The following discussions are subject to the future effects of the COVID-19 pandemic.

This Quarterly Report on Form 10‑Q includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Quarterly Report on Form 10‑Q may be trademarks or registered trademarks of their respective owners.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our cordless segment consists of cordless telephony products. Our IoAT segment includes: (i) SmartHome products, which are comprised of our home gateway and home automation products, (ii) Unified Communications products consisting of a comprehensive set of solutions for Unified Communications (VoIP office products), and (iii) SmartVoice products consisting of products targeted at mobile, IoT and wearable device markets that incorporate our noise suppression and voice quality enhancement HDClear technology, as well as other third-party advanced voice processing, always on and sensor hub functionalities.

In 2013, we defined three initiatives aimed at growing market verticals, which align well with our expertise. We called these initiatives Unified Communications, SmartHome, and SmartVoice, which together we referred to as “growth initiatives”. Our past research and development investments paid off and our strategy with respect to such initiatives has proven successful. Starting in 2018, our growth initiatives accounted for a majority of our total revenues. Reflecting our success in turning growth initiatives into our core expertise, we changed the terminology for these market verticals that we operate in from “growth initiatives” to Internet of Audio Things or “IoAT” businesses. Furthermore, as of January 1, 2021, we changed our reporting segments from Home, Unified Communications and SmartVoice, to Cordless and IoAT.

In July 2020, we completed the acquisition of SoundChip SA, a privately-held Swiss company (“SoundChip”) for an initial purchase price of approximately $15 million and agreed to pay future contingent cash milestone payments of up to $6 million upon the achievement of certain customer and product sales milestones. SoundChip is a leading supplier of active noise cancellation (ANC) technology, engineering services, design tools and production-line test systems for headsets. The acquisition combines SoundChip’s proven capabilities in hybrid ANC with our SmartVoice™ advanced low-power voice processing platform, algorithms, and mixed-signal expertise to streamline the delivery of cutting-edge wireless and true wireless stereo (TWS) headsets, from concept through to manufacturing. SoundChip operations were consolidated as of July 1, 2020t and are included in the IoAT segment in the SmartVoice product line.

Our innovative products and solutions are foundational to the technological shifts that are accelerated by the pandemic. As a result, we are uniquely positioned to leverage our leadership in the IoAT businesses to meet customers’ needs and allow them to develop innovative products that provide a safer, user friendly, and more productive environment, both at the office and at home. For instance, with more employees working remotely, and offices reconfiguring workspaces to cater to social distancing requirements, high-quality voice-centric communication is essential. In particular, our business is directly benefitting from increased adoption of voice user interfaces, a surge in voice call traffic, and demand for intuitive, seamless, and reliable collaboration tools. The widespread mandatory stay-at-home orders around the globe created a surge in the number of individuals working from home or other remote locations. In this reality, flexible and collaborative work-from-home (WFH) approaches have become essential for preserving business continuity and productivity in the now “elastic” enterprise. Even as countries and communities start to re-open, we foresee a continued reliance on these services as many companies will utilize a hybrid model of WFH and in-office work. Also, individuals worldwide have recently become sensitive to the health risks of touching commonly-used surfaces, which accelerates the adoption of voice as a user interfaces (VUIs) as a “must have feature” for a broad array of products to address the increasing preference for contactless, germ-free, voice-enabled human-machine interface. Moreover, amid the pandemic, voice call volume increased significantly, which drove demand for the integration of DECT/ULE in home gateways to ensure quality of service and full home coverage. We believe we are well positioned to service the market trends resulting from the pandemic through our best-in-class product offering for UC endpoints, as well as for portable terminals, headsets, IoT, VUIs, and AI at the edge.

In the first quarter of 2021, revenues from our IoAT businesses, namely sales from our Unified Communications, SmartHome and SmartVoice products, were $20.8 million as compared to $18.2 million for the first three months of 2020 and represented an increase of 14% year-over-year. Revenues from IoAT business represented 64% of total revenues for both comparable periods. Revenues from our Unified Communications products represented 31% of our total revenues for the first quarter of 2021, as compared to 36% of our total revenues for the first quarter of 2020. Revenues from our SmartVoice products represented 18% of our total revenues for the first quarter of 2021, as compared to 14% of our total revenues for the first quarter of 2020. Revenues from SmartHome products accounted for 15% of our total revenues for first quarter of 2021 as compared to 14% of our total revenues for the first quarter of 2020. Year-over-year, the Unified Communications segment decreased by 3%, revenues from the SmartVoice segment increased by 50% and revenues from SmartHome products increased by 22%. Based on a strong pipeline of design wins, our current mix IoAT business products and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our IoAT businesses to increase in 2021, as compared to 2020. We expect such revenues to represent more than two-thirds of our total revenues for 2021. The expected increase in revenues from growth initiatives will be driven mainly by our Unified Communications segment. Based on customers’ feedback and major design wins we have secured to date, we anticipate that the Unified Communications market will recover in 2021, as compared to 2020.

Our total revenues were $32.6 million for the first three months of 2021, a 16% increase as compared to the corresponding period of 2020. Revenue derived from cordless telephony products represented 36% of our total revenues for the first quarter of 2021 and 2020, and increased by 18% for the first quarter of 2021, as compared to the same period in 2020.

Our gross margin increased to 52.0% of our total revenues for the first quarter of 2021 from 50.9% for the first quarter of 2020, primary due to (i) higher revenues for the first three months of 2021, as compared to the same period in 2020, (ii) improvement in production yield and direct contribution of certain products in the first quarter of 2021, and (iii) changes in the mix of products sold and mix of customers for the first three months of 2021, as compared to the first three months of 2020.

Our operating loss was $1.8 million for the first quarter of 2021, as compared to an operating loss of $3.4 million for the first quarter of 2020. The decrease in our operating loss is attributable to an increase in our revenues and gross margins for the first three months of 2021, as compared to the corresponding period of 2020, partially offset by an increase in our operating expenses for the comparable periods.

Our operating expenses amounted to $18.8 million for the first quarter of 2021, as compared to $17.8 million for the first quarter of 2020. The increase in our operating expenses for the first quarter of 2021, as compared to the first quarter of 2020, is attributable mainly to (i) an increase of $0.3 million in our general and administrative expenses for the first quarter of 2021, as compared to the corresponding period of 2020, (ii) an increase of $0.3 million in our amortization of intangible assets in the first quarter of 2021, as compared to the corresponding period of 2020 and (iii) an increase of $0.2 million in our sales and marketing expenses for the first quarter of 2021, as compared to the corresponding period of 2020.

As of March 31, 2021, our principal source of liquidity consisted of cash and cash equivalents of $20.0 million and marketable securities and time deposits of $108.5 million, totaling $128.5 million.

COVID-19

The full impact of the COVID-19 pandemic continues to evolve. As such, there is continued uncertainty as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to fully estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, liquidity or capital resources for 2021. We experienced some short-term slowdown in the Unified Communications market due to reduced spending in enterprise IT infrastructure as a result of work-from-home activities. Furthermore, there are certain industry-wide supply chain constraints that are placing certain limitations on our product deliveries. Therefore, while we are confident about our engagement pipeline and the long-term prospects of our IoAT businesses, we may face some near-term challenges that will negatively impact our revenues for 2021. The following discussion about our results of operations are subject to the future effects of the COVID-19 pandemic.

RESULTS OF OPERATIONS

The following table represents our total revenues, and our revenues by product family, for the three month periods ended March 31, 2021 and 2020 (dollars in millions):

	Three months ended March 31,
	2021	2020	Change

Total revenues (1)	$32.6	$28.2	16%

Cordless (2)	$11.9	$10.1	18%

Percentage of total revenues	36%	36%

SmartHome (3)	$4.8	$4.0	22%

Percentage of total revenues	15%	14%

Unified Communications (4)	$10.0	$10.2	(3%)

Percentage of total revenues	31%	36%

SmartVoice (5)	$6.0	$4.0	50%

Percentage of total revenues	18%	14%

1. The increase in revenues for the first quarter of 2021 as compared to the same period in 2020 was primarily as a result of an increase in sales of our cordless, SmartHome and SmartVoice products, slightly offset by decreased sales of our Unified Communications products.

2. The increase in cordless revenues for the first quarter of 2021 as compared to the same period in 2020 was mainly attributable to increased customer demand in all cordless markets as a result of the COVID-19 pandemic which resulted in an increase in voice calls.

3. The increase of our SmartHome product sales for the comparable periods was mainly attributable to higher demand for our home gateway and home automation products.

4. The decrease in our Unified Communications product sales for the comparable periods was mainly attributable to decreased demand due to reduced spending in enterprise IT infrastructure as a result of work-from-home activities.

5. The increase in our SmartVoice revenues for the comparable periods was attributable to an increase in the number of customers and design wins in this segment, as well as the integration of SoundChip revenues starting from July 1, 2020.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended March 31,
	2021	2020
United States	$1,123	$886
Japan	3,376	3,628
Europe	2,044	1,710
Hong-Kong	9,324	7,275
China	6,704	4,204
Taiwan	7,979	8,932
South Korea	1,070	1,198
Other	1,027	406

Total revenues	$32,647	$28,239

Sales to our customers in the United States increased for the first quarter of 2021, as compared to the same period of 2020, representing an increase of 27% in absolute dollars. The increase in our sales to the United States for the comparable periods resulted mainly from an increase in sales to one of our U.S. customers.

Sales to our customers in Japan decreased for the first quarter of 2021, as compared to the same period of 2020, representing a decrease of 7% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to all of our Japanese customers. Sales to our customers in Europe increased for the first quarter of 2021, as compared to the same period of 2020, representing an increase of 20% in absolute dollars. The increase in our sales to Europe for the comparable periods resulted mainly from an increase in sales to one of our German customers.

Sales to our customers in Hong Kong increased for the first quarter of 2021, as compared to the same period of 2020, representing an increase of 28% in absolute dollars, resulting mainly from (i) an increase in sales to our customer, VTech Holdings Ltd. (“VTech”), representing an 11% increase in sales for the comparable periods, (ii) an increase in sales to our customer, SGW Global, representing an increase of 61% in sales for the comparable periods, and (iii) an increase in sales to several other customers in Hong Kong.

Sales to our customers in China increased for the first quarter of 2021, as compared to the same period of 2020, representing an increase of 59% in absolute dollars, resulting mainly from an increase in sales to our customer, Lenovo, representing a 511% increase in sales to this customer for the comparable periods.

Sales to our customers in Taiwan decreased for the first quarter of 2021, as compared to the same period of 2020, representing a decrease of 11% in absolute dollars. The decrease in our sales to Taiwan for the comparable periods resulted mainly from a decrease in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”), representing a 6% decrease in sales for the comparable periods. The decrease in sales to Ascend Technology resulted mainly from a decrease in sales to Cisco Systems, Inc. (“Cisco”).

Sales to other customers increased for the first quarter of 2021, as compared to the same period of 2020, representing an increase of 152% in absolute dollars. The increase in our sales to other customers for the comparable periods resulted mainly from an increase in sales to one of our customers located in Brazil.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three-month periods ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
VTech	18%	19%

Panasonic	9%	10%

Cisco	11%	15%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three-month periods ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Nexty Electronics (1)	10%	12%

Ascend Technology (2)	30%	37%

(1)

Nexty Electronics sells our products to a limited number of customers. One of those customers, Panasonic, accounted for 9% and 10% of our total revenues for the first quarter of 2021 and 2020, respectively.

(2)

Ascend Technology sells our products to a limited number of customers. One of those customers, Cisco, accounted for 11% and 15% of our total revenues for the first quarter of 2021 and 2020, respectively.

Significant products. Revenues from our digital cordless telephony products represented 36% of our total revenues for the three months ended March 31, 2021 and 2020, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2021.

Revenues from our Unified Communications products represented 31% and 36% of our total revenues for the three months ended March 31, 2021 and 2020, respectively.

Revenues from our SmartHome products represented 15% and 14% of our total revenues for the first three months of 2021 and 2020, respectively.

Revenues from our SmartVoice products represented 18% and 14% of our total revenues for the three months ended March 31, 2021 and 2020, respectively.

Gross profit. Gross profit as a percentage of revenues was 52.0 % for the first quarter of 2021 and 50.9% for the first quarter of 2020. The increase in our gross profit for the comparable periods was primarily due to  (i) higher revenues for the first three months of 2021, as compared to the same period in 2020, (ii) improvement in production yield and direct contribution of certain products in the first quarter of 2021, and (iii) changes in the mix of products sold and mix of customers for the first three months of 2021, as compared to the first three months of 2020.

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

Research and development expenses, net. Our research and development expenses, net, increased to $10.5 million for the first quarter of 2021 from $10.4 million for the first quarter of 2020. The increase for the first quarter of 2021 was mainly due to (i) an increase of $1.2 million in payroll and related expenses, as compared to the first quarter of 2020, due to the devaluation of the U. S. Dollar vs. the Israeli Shekel for the first quarter of 2021 and an increase in the number of research and development employees for the first quarter of 2021, as compared to the first quarter of 2020, and (ii) an increase of $0.4 million in equity-based compensation expenses for the first quarter of 2021, as compared to the same period of 2020. These increases were partially offset by (x) a decrease in development tools, IP and tape-out expenses in an aggregate amount of $1.2 million for the first quarter of 2021, as compared to the same period of 2020, and (y) an increase in funding received from the Israeli Innovation Authority in an amount of $0.3 million in the first quarter of 2021, as compared to the first quarter of 2020.

Our research and development expenses, net, as a percentage of our total revenues were 32% and 37% for the three months ended March 31, 2021 and 2020, respectively. The decrease as a percentage of our total revenues for the three months ended March 31, 2021 was mainly due to an increase in revenues for the comparable periods.

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

Sales and marketing expenses. Our sales and marketing expenses increased to $5.2 million for the first quarter of 2021 from $5.0 million for the first quarter of 2020. The increase in sales and marketing expenses for the first quarter of 2021, as compared to the comparable period of 2020, was mainly due to (i) an increase in payroll and related expenses for the first quarter of 2021, as compared to the first quarter of 2020, in an amount of $0.3 million, mainly as a result of an increase in the number of sales and marketing employees, (ii) amortization of employee retention expenses of $0.15 million related to the acquisition of SoundChip, and (iii) an increase of $0.1 million in equity-based compensation expenses for the first quarter of 2021, as compared to the same period of 2020. These increases were partially offset by a decrease in travel and trade shows expenses in an amount of $0.4 million for the first quarter of 2021, as compared to the first quarter of 2020.

Our sales and marketing expenses, net, as a percentage of our total revenues were 16% and 18% for the three months ended March 31, 2021 and 2020, respectively. The decrease as a percentage of our total revenues for the three months ended March 31, 2021 was mainly due to an increase in revenues for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses increased to $2.7 million for the first quarter of 2021 from $2.3 million for the first quarter of 2020. The increase in our general and administrative expenses for the first quarter of 2021, as compared to 2020 is mainly attributable to (i) an increase in an amount of $0.2 million in equity based compensation expenses for the first quarter of 2021, as compared to the first quarter of 2020, and (ii) an increase of $0.1 million in D&O insurance expenses for the first quarter of 2021, as compared to the first quarter of 2020.

General and administrative expenses as a percentage of our total revenues were 8% for both three month periods ended March 31, 2021 and 2020, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Description of segments:

We operate under two reportable segments.

Our segment information has been prepared in accordance with ASC 280, “Segment Reporting.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by our chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. Our CODM is its Chief Executive Officer, who evaluates our performance and allocates resources based on segment revenues and operating income.

Our reporting segments up until December 31, 2020 were: Home, Unified Communications and SmartVoice.

As a result of an organization change that took place starting in 2021 and the way management views our business operations, as of January 1, 2021 our operating segments were changed to: Cordless and IoAT.

The classification of our business segments is based on a number of factors that management uses to evaluate, view and run our business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Cordless – This segment includes integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers. Revenues from this segment amounted to 36% of the Company’s total revenues for both the first three months of 2021 and 2020.

IoAT (Internet of Audio Things) – This segment includes the following product lines:

(i) SmartHome (home gateways and home automation) — Wireless chipset solutions for converged communication at home. Target applications include: home gateway devices supplied by telecommunication service and security providers with DECT/CAT-iq and ULE functionality for data and two-way voice; home automation and home security. Revenues from SmartHome products amounted to 15% and 14% of the Company’s total revenues for the first three months of 2021 and 2020, respectively.

(ii) Unified Communications — Comprehensive suite of solutions for Unified Communications products, including office solutions for businesses of all sizes, from low-cost VoIP terminals with converged voice and data applications, to high-end conferencing systems.  Revenues from the Company’s Unified Communications products represented 31% and 36% of its total revenues for the first three months of 2021 and 2020, respectively.

(iii) SmartVoice — SmartVoice hardware and software solutions provide voice activation and recognition, sound event detection (SED), voice enhancement, always-on wake-word detection, far-end noise elimination targeted for mobile phones, mobile headsets/hearables, wearables, tablets, consumer home electronics, security systems and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. SmartVoice includes an active noise cancellation (ANC) solution for hearables (headphones and true wireless stereo (TWS) earbud) applications. Revenues from the Company’s SmartVoice products represented 18% and 14% of the Company’s total revenues for the first three months of 2021 and 2020, respectively.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2021:

	Revenues		Income (loss) from operations
	Three months ended March 31,
	2021	2020	2021	2020
	Unaudited

Cordless	$11,870	$10,057	$4,522	$3,197
IoAT	20,777	18,182	(2,494)	$(4,206)

Total	$32,647	$28,239	$2,028	$(1,009)

Sales to our customers in the Cordless segment increased for the first quarter of 2021, as compared to the first quarter of 2020, representing an increase of 18% in absolute dollars. The increase in cordless revenues for the first quarter of 2021, as compared to the same period in 2020, was mainly attributable to increased customer demand in all cordless markets as a result of the COVID-19 pandemic which resulted in an increase in voice calls.

Sales to our customers in the IoAT segment increased for the first quarter of 2021, as compared to the first quarter of 2020, representing an increase of 14% in absolute dollars. The increase in IoAT revenues for the first quarter of 2021, as compared to the same period in 2020, was mainly attributable to an increase in customer demand for our SmartVoice and SmartHome products, offset to some extent by a slight decrease in our Unified Communications revenues due to reduced spending in enterprise IT infrastructure as a result of work-from-home activities.

The reconciliation of segment operating results information to our consolidated financial information is included in Note N to our condensed consolidated financial statements.

Amortization of intangible assets. For the first three months of 2021 and 2020, we recorded an expense of $0.4 and $0.1 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. The increase in the first quarter of 2021 was attributable to the amortization of intangible assets related to our acquisition of SoundChip in July 2020.

Financial income, net. Financial income, net, amounted to $0.6 million and $0.9 million for the three month periods ended March 31, 2021 and 2020, respectively. The decrease in financial income, net, resulted mainly from a decrease of $0.2 million in marketable securities and deposits interest for the three months period ended March 31, 2021, as compared to the three months period ended March 31, 2020, due to a decrease in interest rates.

Provision for income taxes. We had $0.2 million of tax expenses for the first quarter of 2021 compared to $0.1 million of income tax benefit for the first quarters of 2020.

The expenses for the first quarter of 2021 was mainly attributable to current tax expenses in an amount of $0.3 million, offset to some extent by income tax benefit in the amount of $0.1 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses.

The income tax benefit for the first quarter of 2020 was mainly attributable to income in an amount of $0.1 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first three months of 2021, we generated $0.8 million of cash and cash equivalents for our operating activities, as compared to $0.9 million of cash generated from operating activities for the first quarter of 2020. The decrease in net cash generated from operating activities for the first three months of 2021, as compared to the first three months of 2020, was mainly as a result of changes in working capital offset to some extent by the decrease in net loss in the first quarter of 2021, as compared to the first quarter of 2020.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first quarter of 2021, we purchased $4.7 million of marketable securities and short-term deposits, as compared to $13.3 million of marketable securities purchased in the first quarter of 2020. During the first quarter of 2021, $3.1 million of marketable securities matured and were called by the issuers, as compared to $16.7 million during the first quarter of 2020. During the first quarter of 2021 and 2020, $1.7 million and $5.7 million, respectively, of marketable securities were sold. During the first quarter of 2021, $2.0 million of short-term deposits matured and no short-term deposits matured during the same period in 2020. As of March 31, 2021, the amortized cost of our marketable securities and deposits was $108.5 million and their stated market value was $108.6, representing $0.1 million of unrealized gains.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.5 and $0.3 million, for the first three months of 2021 and 2020, respectively.

Financing activities. No shares of common stock were repurchased during the first three months of 2021. During the first three months of 2020 we paid an aggregate purchase price of $3.4 million to repurchase approximately 275,000 shares of common stock at an average purchase price of $12.17 per share.

In addition, during the first quarter of 2021, we received $0.8 million upon the exercise of employee stock options. During the first quarter of 2020, we received $0.2 million upon the exercise of employee stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of shares repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. At March 31, 2021, 490,000 shares of our common stock are available for repurchase under our board-authorized share repurchase program.

As of March 31, 2021, we had cash and cash equivalents totaling approximately $20.0 million and marketable securities and time deposits of approximately $109.0 million. Out of total cash, cash equivalents and marketable securities of $129.1 million, $117.9 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at March 31, 2021 was approximately $70.8 million, compared to $77.0 million as of March 31, 2020. The decrease in working capital was mainly due to (a) net cash of $13.9 million used for the acquisition of SoundChip in 2020, and (b) purchase of capital equipment in an amount of $1.2 million from March 31, 2020 to March 31, 2021. The above-mentioned decreases were partially offset by net cash generated from operating activities from March 31, 2020 through March 31, 2021. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term. We believe the company has the financial resources to weather the expected short-term impacts of COVID-19. However, we have limited insight into the extent to which our business may be impacted by COVID-19, and there are many uncertainties, including the length and severity of the pandemic. An extended and severe pandemic may materially and adversely affect our future operations, financial position and liquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” and (4) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates.”

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

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this competitive market or if sales within the overall cordless digital market decrease.

Sales of our digital cordless telephony products comprised 36% of our total revenues for both the first quarter of 2021 and 2020. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period to period, will account for a substantial portion of our revenues in any period.

The following table represents our sales from our major customers as a percentage of our total revenues for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
Major Customers	2021	2020
VTech	18%	19%

Cisco	11%	15%

Panasonic	9%	10%

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and Unified Communications products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S.  Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for both the first quarter of 2021 and 2020. Furthermore, we have material operations in Germany, United Kingdom, China, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed.  Some of the risks of doing business internationally include:

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

Furthermore, there is currently a level of unprecedented political instability in Israel. The Israeli government has been in a transitionary phase since December 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. In 2019, Israel held general elections twice – in April and September – and a third general election was held on March 2, 2020. The Knesset, has also had a number of snap elections. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations, and prospects.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for both the first quarter of 2021 and 2020. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

During the first quarter of 2021, we did not repurchase any shares of common stock.

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
Exhibit 101.INS Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
Exhibit 101.SCH Inline XBRL Taxonomy Schema Linkbase Document
Exhibit 101.CAL Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF Inline XBRL Taxonomy Definition Linkbase Document
Exhibit 101.LAB Inline XBRL Taxonomy Labels Linkbase Document
Exhibit 101.PRE Inline XBRL Taxonomy Presentation Linkbase Document
Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: May 10, 2021	By:	/s/ Dror Levy

Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)