Form 10-Q
period 2021-06-30
DSP GROUP INC /DE/
filed 2021-08-09
CIK 915778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 2, 2021, there were 24,458,457 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,175	$16,936
Restricted deposit	574	548
Marketable securities and short-term deposits	48,681	50,615
Trade receivables	13,502	11,003
Other accounts receivable and prepaid expenses	5,111	3,460
Inventories	6,384	9,061

TOTAL CURRENT ASSETS	90,427	91,623

PROPERTY AND EQUIPMENT, NET	6,501	6,574

NON-CURRENT ASSETS:
Long-term marketable securities	64,507	60,454
Operating lease right of use	10,386	11,102
Long-term prepaid expenses and lease deposits	2,470	2,888
Deferred income taxes	6,410	6,893
Severance pay fund	15,331	16,285
Intangible assets, net	6,527	7,549
Goodwill	13,105	13,105

TOTAL NON-CURRENT ASSETS	118,736	118,276

TOTAL ASSETS	$215,664	$216,473

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$11,197	$10,708
Operating lease liability	2,874	2,974
Accrued compensation and benefits	9,661	8,728
Income tax accruals and payables	3,454	3,620
Accrued expenses and other accounts payable	3,250	2,993
Short-term bank loans	-	211
Deferred income	169	172

TOTAL CURRENT LIABILITIES	30,605	29,406

NON-CURRENT LIABILITIES:
Deferred income taxes	948	1,073
Accrued severance pay	15,797	16,647
Operating lease liability	9,182	10,075
Earn-out liability	1,945	1,945
Accrued pensions	1,058	1,089

TOTAL NON-CURRENT LIABILITIES	28,930	30,829

STOCKHOLDERS’ EQUITY:
Capital stock:
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at June 30, 2021 (unaudited) and December 31, 2020; Issued and outstanding shares: 23,974,936 and 23,709,924 shares at June 30, 2021 (unaudited) and December 31, 2020, respectively	24	24
Additional paid-in capital	401,921	396,335
Treasury stock at cost	(107,717)	(108,509)
Accumulated other comprehensive loss	(970)	(637)
Accumulated deficit	(137,129)	(130,975)

TOTAL STOCKHOLDERS’ EQUITY	156,129	156,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,664	$216,473

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$35,807	$28,336	$68,454	$56,575
Cost of revenues (1)	16,676	14,075	32,342	27,934
Gross profit	19,131	14,261	36,112	28,641
Operating expenses:
Research and development, net (2)	10,630	8,455	21,110	18,809
Sales and marketing (3)	5,326	4,435	10,528	9,446
General and administrative (4)	3,161	2,627	5,814	4,975
Intangible assets amortization	429	104	848	208
Total operating expenses	19,546	15,621	38,300	33,438
Operating loss	(415)	(1,360)	(2,188)	(4,797)
Financial income, net	94	289	735	1,192
Loss before taxes on income	(321)	(1,071)	(1,453)	(3,605)
Tax on income (tax benefit)	78	6	289	(62)
Net loss	$(399)	$(1,077)	$(1,742)	$(3,543)
Net loss per share:
Basic and Diluted	$(0.02)	$(0.05)	$(0.07)	$(0.15)

Weighted average number of shares used in per share computations of net loss:
Basic and Diluted	24,204	23,301	24,131	23,321

(1)

Includes equity-based compensation expense in the amount of $185 and $129 for the three months ended June 30, 2021 and 2020, and $346 and $249 for the six months ended June 30, 2021 and 2020, respectively.

(2)

Includes equity-based compensation expense in the amount of $1,305 and $826 for the three months ended June 30, 2021 and 2020, respectively; and $2,447 and $1,577 for the six months ended June 30, 2021 and 2020, respectively.

(3)

Includes equity-based compensation expense in the amount of $745 and $620 for the three months ended June 30, 2021 and 2020, respectively; and $1,371 and $1,175 for the six months ended June 30, 2021 and 2020, respectively.

(4)

Includes equity-based compensation expense in the amount of $770 and $706 for the three months ended June 30, 2021 and 2020, respectively; and $1,371 and $1,112 for the six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (U.S. dollars in thousands)

	Three months ended June 30,
	2021	2020

Net loss:	$(399)	$(1,077)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains (losses)	(54)	630
Reclassification adjustments for gains included in net loss	-	(4)
Net change	(54)	626
Cash flow hedges:
Changes in unrealized gains	20	17
Reclassification adjustments for gains included in net loss	(26)	(52)

Net change	(6)	(35)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	6	6

Net change	6	6

Foreign currency translation adjustments, net	(30)	(27)

Other comprehensive income (loss)	(84)	570

Comprehensive (loss)	$(483)	$(507)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (U.S. dollars in thousands)

	Six months ended June 30,
	2021	2020

Net loss:	$(1,742)	$(3,543)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains (losses)	(356)	382
Reclassification adjustments for losses (gains) included in net loss	8	(12)
Net change	(348)	370
Cash flow hedges:
Changes in unrealized gains	31	52
Reclassification adjustments for gains included in net loss	(31)	(52)

Net change	-	-

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	12	12

Net change	12	12

Foreign currency translation adjustments, net	3	(47)

Other comprehensive income (loss)	(333)	335

Comprehensive loss	$(2,075)	$(3,208)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:

Net loss	$(1,742)	$(3,543)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	821	801
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	5,535	4,113
Realized losses (gains) from sale of marketable securities, net	8	(12)
Capital loss (gain) from sale and disposal of property and equipment	1	(44)
Amortization of intangible assets	848	208
Operating lease amortization expenses	1,256	1,228
Change in operating lease liability	(1,533)	(1,393)
Accrued interest and amortization of premium on marketable securities and deposits	599	170
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	351	(268)
Trade receivables, net	(2,526)	4,812
Other accounts receivable and prepaid expenses	(1,658)	(277)
Inventories	2,677	(660)
Long-term prepaid expenses and lease deposits	418	(142)
Trade payables	491	616
Accrued compensation and benefits	1,903	1,434
Income tax accruals	(126)	378
Accrued expenses and other accounts payable	138	1,243
Accrued severance pay, net	100	180
Accrued pensions	20	19

Net cash provided by operating activities	7,581	8,863

Cash flows from investing activities:

Purchase of marketable securities	(20,183)	(43,587)
Purchase of short-term deposits	(8,000)	(5,000)
Proceeds from maturity of marketable securities	15,423	39,439
Proceeds from sales of marketable securities	4,692	9,558
Proceeds from redemption of short-term deposits	5,000	3,000
Proceeds from sale of fixed assets	12	44
Purchases of property and equipment	(767)	(577)
Decrease in restricted deposits	(34)	17
Other investing activities	172	-

Net cash provided by (used in) investing activities	$(3,685)	$2,894

	Six months ended June 30,
	2021	2020
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$774	$1,477
Repayment of a short – term bank loan	(211)	-
Purchase of treasury stock	(5,182)	(3,736)

Net cash (used in) financing activities	(4,619)	(2,259)

Increase (decrease) in cash and cash equivalents	(723)	9,498
Cash and cash equivalents at the beginning of the year	16,936	28,737
Erosion due to exchange rate differences	(38)	(37)

Cash and cash equivalents at the end of the year	$16,175	$38,198

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended June 30, 2020	Number of common stock	Common stock	Additional paid‑In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at March 31, 2020	23,205	$23	$388,387	$(113,532)	$(123,775)	$(1,124)	$149,979
Net loss	-	-	-	-	(1,077)	-	(1,077)
Change in accumulated other comprehensive income	-	-	-	-	-	570	570
Purchase of treasury stock	(22)	*)	-	(294)	-	-	(294)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	227	*)	66	2,294	(1,057)	-	1,303
Equity-based compensation		-	2,281	-	-	-	2,281
Balance at June 30, 2020	23,410	$23	$390,734	$(111,532)	$(125,909)	$(554)	$152,762
Three months ended June 30, 2021
Balance at March 31, 2021	24,227	$24	$398,916	$(103,300)	$(135,848)	$(886)	$158,906
Net loss	-	-	-	-	(399)	-	(399)
Change in accumulated other comprehensive loss	-	-	-	-	-	(84)	(84)
Purchase of treasury stock	(339)	*)	-	(5,299)	-	-	(5,299)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	87	*)	-	882	(882)	-	-
Equity-based compensation		-	3,005	-	-	-	3,005
Balance at June 30, 2021	23,975	$24	$401,921	$(107,717)	$(137,129)	$(970)	$156,129

(*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of common stock	Common stock	Additional paid‑in capital	Treasury stock	Accumulate deficit	Other comprehensive income (loss)	Total stockholders’ equity
Six months ended June 30, 2020
Balance at December 31, 2019	23,111	$23	$386,534	$(113,862)	$(118,712)	$(889)	$153,094
Net loss	-	-	-	-	(3,543)	-	(3,543)
Change in accumulated other comprehensive income	-	-	-	-	-	335	335
Purchase of treasury stock	(305)	*)	-	(3,736)	-	-	(3,736)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	105	*)	-	1,052	(30)	-	1,022
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	499	*)	87	5,014	(3,624)	-	1,477
Equity-based compensation	-	-	4,113	-	-	-	4,113
Balance at June 30, 2020	23,410	$23	$390,734	$(111,532)	$(125,909)	$(554)	$152,762
Six months ended June 30, 2021
Balance at December 31, 2020	23,710	$24	$396,335	$(108,509)	$(130,975)	$(637)	$156,238
Net loss	-	-	-	-	(1,742)	-	(1,742)
Change in accumulated other comprehensive loss	-	-	-	-	-	(333)	(333)
Purchase of treasury stock	(339)	*)	-	(5,299)	-	-	(5,299)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	95	*)	-	961	(5)	-	956
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	509	*)	51	5,130	(4,407)	-	774
Equity-based compensation	-	-	5,535	-	-	-	5,535
Balance at June 30, 2021	23,975	$24	$401,921	$(107,717)	$(137,129)	$(970)	$156,129

(*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2020.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Total operating lease cost during the three and six months ended June 30, 2021 was $799 and $1,630, respectively, out of which an amount of $799 and $1,630 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three and six months ended June 30, 2021, respectively.

Total operating lease cost during the three and six months ended June 30, 2020 was $691 and $1,400, respectively, out of which an amount of $691 and $1,400 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three and six months ended June 30, 2020, respectively.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows (unaudited):

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term – operating leases (years)	6.66	7.70
Weighted-average discount rate – operating leases	5.03%	5.05%

As of June 30, 2021, and 2020 (unaudited), the Company’s operating lease liabilities were as follows:

	June 30, 2021	June 30, 2020
Gross lease liabilities	$14,490	$15,022
Less: imputed interest	(2,434)	(2,850)
Present value of lease liabilities	12,056	12,172
Less: current portion of lease liabilities	(2,874)	(2,404)
Total long-term lease liabilities	$9,182	$9,768

NOTE C—INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)

Work‑in‑process	$5,585	$5,972
Finished goods	799	3,089

	$6,384	$9,061

Inventory write-off amounted to $29 for the six months ended June 30, 2021 due to aging of certain inventory items that are not expected to be sold.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Net loss	$(399)	$(1,077)	$(1,742)	$(3,543)
Loss per share:
Basic and Diluted	$(0.02)	$(0.05)	$(0.07)	$(0.15)

Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	24,204	23,301	24,131	23,321
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-	-	-
Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	24,204	23,301	24,131	23,321

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at June 30, 2021 and December 31, 2020:

	Amortized cost		Unrealized gains, net		Fair value
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	25,230	$22,241	$-	$-	25,230	$22,241

U.S. GSE securities	1,146	1,149	10	11	1,156	1,160
Corporate obligations	86,802	87,319	-	349	86,802	87,668

	$113,178	$110,709	$10	$360	$113,188	$111,069

The amortized cost of marketable debt securities at June 30, 2021, by contractual maturities, is shown below (unaudited):

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$23,427	$37	$(13)	$23,451
Due after one year to five years	64,521	267	(281)	64,507

	$87,948	$304	$(294)	$87,958

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2021 amounted to $48,883, and the unrealized losses for these marketable securities amounted to $294.

Management believes that as of June 30, 2021, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no credit loss was realized in the Company’s consolidated interim statements of operations.

The Company assessed available-for-sale debt securities with an amortized cost basis in excess of estimated fair value to determine what amount of the difference, if any, is caused by expected credit losses in accordance with ASC 326 “Financial Instruments – Credits Losses.” Allowance for credit losses on available-for-sale debt securities are recognized as a charge in the condensed consolidated statement of operation, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The unrealized losses related to the Company’s marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity and because the unrealized losses are not as a result of a credit loss, the Company does not consider the losses to be a credit loss at June 30, 2021.

Proceeds from maturity of available-for-sale marketable securities during the first half of 2021 and 2020 were $15,423 and $39,439, respectively. Proceeds from sales of available-for-sale marketable securities during the first half of 2021 and 2020 were $4,692 and $9,558, respectively. Net realized loss from the sale of available-for-sale securities for the six months ended June 30, 2021 were $8 compared to net realized gain for the three months ended June 30, 2020 of $12. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE F—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction.

The total amount of net unrecognized tax benefits was $3,268 and $3,449 at June 30, 2021 (unaudited) and December 31, 2020, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2021 (unaudited) and December 31, 2020, the Company had accrued interest and penalties relating to unrecognized tax benefits of $302 and $329, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three and six month periods ended June 30, 2021 and 2020, of the Company’s significant customers:

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)
Major customers/ distributors	2021	2020	2021	2020
VTech Holdings Ltd.	14%	22%	16%	21%
Nexty Electronics ¹ ²	9%	8%	9%	10%
Ascend Technology Inc. ¹ ³	35%	39%	33%	38%

¹ Distributor.

² Nexty Electronics sells the Company’s products to a limited number of customers; none of those customers accounted for 10% or more of the Company’s total revenues for the three and six month periods ended June 30, 2021 and 2020.

³ Ascend Technology sells the Company’s products to a limited number of customers; one of those customers Cisco Systems accounted for 12% and 21% for the three month periods ended June 30, 2021 and 2020, and 12% and 18% of the Company’s total revenues for the six month periods ended June 30, 2021 and 2020.

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

As of June 30, 2021 the Company had no outstanding option and foreign exchange forward contracts. See Note L for information on the fair value of hedging contracts.

The fair value of derivative assets and derivative liabilities were both $0 as of June 30, 2021.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2021 that resulted from the above referenced hedging transactions was $24, $3 and $4, respectively.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2020 that resulted from the above referenced hedging transactions was $41, $4 and $7, respectively.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 30, 2021 and 2020 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
	(Unaudited)
	2021	2020	2021	2020
Foreign exchange forward and option contracts	$20	$17	$31	$52

	Gains Reclassified from OCI into Income
		for the three months ended June 30		for the six months ended June 30,
		Unaudited
	Location	2021	2020	2021	2020
Foreign exchange forward and option contracts	Operating expenses	$26	$52	$31	$52

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

NOTE J—EQUITY-BASED COMPENSATION

Grants for the three months ended June 30, 2021 and 2020

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended June 30, 2021 and 2020 was $12.51 and $15.47 per share, respectively (using the weighted average pre vest cancellation rate of 4.22% and 4.27% for the three months ended June 30, 2021 and 2020, respectively, on an annual basis).

Employee stock benefit plans

As of June 30, 2021, the Company has two equity incentive plans from which the Company may grant future equity awards and one expired equity incentive plan from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also has one employee stock purchase plan. As of June 30, 2021, approximately 468,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 433,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans (unaudited):

	Number of Options/ SARs/RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (**)
	in thousands			in thousands
Outstanding at March 31, 2021	1,836	$1.86
RSUs granted	66	-
Options / SARs / RSUs cancelled/forfeited/expired	(20)	-
Options / SARs exercised and RSUs vested	(88)	$0.08
Outstanding at June 30, 2021 (1)	1,794	$1.90	3.23	$23,155
Exercisable at June 30, 2021 (2)	338	$9.84	3.21	$1,678

(*)    Represents an amount lower than $1.

(**) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2021 ($14.80 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 1,765 thousand shares of the Company’s common stock as of June 30, 2021. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 310 thousand shares of the Company’s common stock as of June 30, 2021.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at June 30, 2021 with exercise prices above $14.80 per share (the closing price of the Company’s common stock on June 30, 2021) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ S ARs / RSUs (in thousands)	Weighted average exercise price

Less than $14.80	338	$9.84	1,456	$0.06	1,794	$1.90
Above $14.80	-	$-	-	$-	-	$-
Total	338	$9.84	1,456	$0.06	1,794	$1.90

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2021 and 2020 totaled $3,005 and $2,281, respectively.

As of June 30, 2021, there was $12,294 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2021 through 2025.

NOTE K—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2020 and 2019 (unaudited) are as follows:

	Six months ended June 30,
	2021	2020
Components of net periodic benefit cost:
Service cost and amortization of loss	$15	$14
Interest cost	5	5

Net periodic benefit cost	$20	$19

The net pension liability as of June 30, 2021 amounted to $1,058.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021:

	Balance as of	Fair value measurements
Description	December 31, 2021	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$919	$919	$-	$-

Short-term marketable securities
U.S. GSE securities	$425	$-	$425	$-
Corporate debt securities	$23,026	$-	$23,026	$-

Long-term marketable securities
U.S. GSE securities	$731	$-	$731	$-
Corporate debt securities	$63,776	$-	$63,776	$-

Liabilities
Earn-out liability	$1,945	$-	$-	$1,945

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2021 due to the short-term maturity of these instruments.

NOTE M—STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2021, the Company repurchased 339 thousand shares of common stock at an average purchase price of $15.62 per share for an aggregate purchase price of $5,299. As of June 30, 2021, 28 thousands shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

During the six months ended June 30, 2020, the Company repurchased 305 thousand shares of common stock at an average purchase price of $12.26 per share for an aggregate purchase price of $3,736.

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

During the first six months of 2021, the Company issued approximately 604 thousand shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

The Company’s reporting segments up until December 31, 2020 were: Home, Unified Communications and SmartVoice.

As a result of an organization change that took place starting in 2021 and the way management views the Company’s business operations, as of January 1, 2021, the Company’s reporting segments were changed to Cordless and IoAT. The classification of the Company’s business segments is based on a number of factors that management uses to evaluate, view and run the Company’s business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Cordless – This segment includes integrated circuit products targeted for cordless phones sold in retail or supplied by telecommunication service providers. Revenues from this segment amounted to 33% and 35% of the Company’s total revenues for the first half of 2021 and 2020, respectively, and 31% and 35% of the Company’s total revenues for the second quarter of 2021 and 2020, respectively.

IoAT (Internet of Audio Things) – This segment includes the following products:

(i)    SmartHome (home gateways and home automation) – Wireless chipset solutions for converged communication at home. Target applications include: home gateway devices supplied by telecommunication service and security providers with DECT/CAT-iq and ULE functionality for data and two-way voice; home automation and home security. Revenues from SmartHome products amounted to 15% of the Company’s total revenues for both the first half of 2021 and 2020 and 16% and 15% of the Company’s revenues for the second quarter of 2021 and 2020, respectively.

(ii)    Unified Communications — Comprehensive suite of solutions for Unified Communications products, including office solutions for businesses of all sizes, from low-cost VoIP terminals with converged voice and data applications, to high-end conferencing systems. Revenues from the Company’s Unified Communications products represented 32% and 36% of its total revenues for the first half of 2021 and 2020, respectively, and 33% and 36% of the Company’s revenues for the second quarter of 2021 and 2020, respectively.

(iii)    SmartVoice — SmartVoice hardware and software solutions provide voice activation and recognition, sound event detection (SED), voice enhancement, always-on wake-word detection, far-end noise elimination targeted for mobile phones, mobile headsets/hearables, wearables, tablets, consumer home electronics, security systems and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. SmartVoice includes an active noise cancellation (ANC) solution for hearables (headphones and true wireless stereo (TWS) earbud) applications. Revenues from the Company’s SmartVoice products represented 19% and 14% of the Company’s total revenues for the first half of 2021 and 2020, respectively, and 20% and 14% of the Company’s revenues for the second quarter of 2021 and 2020, respectively.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2021 and 2020 (unaudited):

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2021	2020	2021	2020
Cordless	$11,048	$9,939	$4,531	$3,577
IoAT	$24,759	$18,397	$(614)	$(1,942)
Total	$35,807	$28,336	$3,917	$1,635

Selected operating results information for each business segment was as follows for the six months ended June 30, 2021 and 2020 (unaudited):

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2021	2020	2021	2020
Cordless	$22,918	$19,996	$9,052	$6,774
IoAT	$45,536	$36,579	$(3,107)	$(6,148)
Total	$68,454	$56,575	$5,945	$626

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months periods ended June 30, 2021 (unaudited):

	Three months	Six months
Income from operations	$3,917	$5,945
Unallocated corporate, general and administrative expenses	(648)	(1,250)
Equity-based compensation expenses	(3,005)	(5,535)
Intangible assets amortization expenses	(429)	(848)
Amortization of employee retention expenses related to the acquisition of SoundChip	(250)	(500)
Financial income, net	94	735
Total consolidated loss before taxes	$(321)	$(1,453)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2020 (unaudited):

	Three months	Six months
Income from operations	$1,635	$626
Unallocated corporate, general and administrative expenses	(610)	(1,102)
Equity-based compensation expenses	(2,281)	(4,113)
Intangible assets amortization expenses	(104)	(208)
Financial income, net	289	1,192
Total consolidated loss before taxes	$(1,071)	$(3,605)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2021 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$64	$6	$(485)	$(471)	$(886)
Other comprehensive income (loss) before reclassifications	(54)	20	-	(30)	(64)
Losses (gains) reclassified from accumulated other comprehensive income	-	(26)	6	-	(20)

Net current period other comprehensive income (loss)	(54)	(6)	6	(30)	(84)

Ending balance	$10	$-	$(479)	$(501)	$(970)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2021 (unaudited):

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)

Gains on available-for-sale marketable securities	-	Financial income, net
	-	Provision for income taxes
	-	Total, net of income taxes

Gains on cash flow hedges	(20)	Research and development
	(2)	Sales and marketing
	(4)	General and administrative
	(26)	Total, before income taxes
	-	Provision for income taxes

	(26)	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	3	Sales and marketing

	6	Total, before income taxes

	-	Provision for income taxes

	6	Total, net of income taxes

Total reclassifications for the period	$(20)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2021 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$358	$-	$(491)	$(504)	$(637)
Other comprehensive income (loss) before reclassifications	(356)	31	-	3	(322)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	8	(31)	12	-	(11)
Net current period other comprehensive income (loss)	(348)	-	12	3	(333)

Ending balance	$10	$-	$(479)	(501)	$(970)

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2021 (unaudited):

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)

Losses on available-for-sale marketable securities	$8	Financial income, net
	-	Provision for income taxes
	8	Total, net of income taxes

Gains on cash flow hedges	(24)	Research and development
	(3)	Sales and marketing
	(4)	General and administrative
	(31)	Total, before income taxes
	-	Provision for income taxes
	(31)	Total, net of income taxes

Losses on components of defined benefit plans	7	Research and development
	5	Sales and marketing
	12	Total, before income taxes
	-	Provision for income taxes
	12	Total, net of income taxes

Total reclassifications for the period	$(11)	Total, net of income taxes

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

The Company recorded grants in the amount of $911 and $907 for the three month periods ended June 30, 2021 and 2020, respectively.

The Company recorded grants in the amount of $1,452 and $1,120 for the six month periods ended June 30, 2021 and 2020, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our expectation that revenues from our IoAT businesses will increase in 2021 as compared to 2020;

●	Our expectation that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2021;

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

●	Our belief that our available cash and cash equivalents on June 30, 2021 should be sufficient to finance our operations for the foreseeable future;

●

We believe we are well positioned to service the market trends resulting from the pandemic through our best-in-class product offering for UC endpoints, as well as for portable terminals, headsets, IoT, VUIs, and AI at the edge; and

●

 We expect such revenues to represent more than two-thirds of our total revenues for 2021. The expected increase in revenues from our IoAT businesses will be driven mainly by all products within this segment.

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

Moreover, the full impact of the COVID-19 pandemic and its derivations continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on the company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the full effect of the COVID-19 outbreak and its derivations on the company’s results of operations, financial condition or liquidity for fiscal year 2021. The following discussions are subject to the future effects of the COVID-19 pandemic and its derivations.

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

In July 2020, we completed the acquisition of SoundChip SA, a privately-held Swiss company (“SoundChip”) for an initial purchase price of approximately $15 million and agreed to pay future contingent cash milestone payments of up to $6 million upon the achievement of certain customer and product sales milestones. SoundChip is a leading supplier of active noise cancellation (ANC) technology, engineering services, design tools and production-line test systems for headsets. The acquisition combines SoundChip’s proven capabilities in hybrid ANC with our SmartVoice™ advanced low-power voice processing platform, algorithms, and mixed-signal expertise to streamline the delivery of cutting-edge wireless and true wireless stereo (TWS) headsets, from concept through to manufacturing. SoundChip operations were consolidated as of July 1, 2020t and are included in the IoAT segment.

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

In the first half of 2021, revenues from our IoAT businesses, namely sales from our Unified Communications, SmartHome and SmartVoice products, were $45.5 million as compared to $36.6 million for the first half of 2020 and represented an increase of 24% year-over-year. Revenues from IoAT businesses represented 67% and 65% of total revenues for the comparable periods. Revenues from our Unified Communications products represented 32% of our total revenues for the first half of 2021, as compared to 36% of our total revenues for the first half of 2020. Revenues from our SmartVoice products represented 19% of our total revenues for the first half of 2021, as compared to 14% of our total revenues for the first half of 2020. Revenues from SmartHome products accounted for 15% of our total revenues for both the first half of 2021 and 2020. Year-over-year, Unified Communications products increased by 7%, revenues from SmartVoice products increased by 66% and revenues from SmartHome products increased by 28%. Based on a strong pipeline of design wins, our current mix IoAT business products and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our IoAT businesses to increase in 2021, as compared to 2020. We expect such revenues to represent more than two-thirds of our total revenues for 2021. The expected increase in revenues from our IoAT businesses will be driven mainly by all products within this segment.

Our revenues were $68.5 million for the first half of 2021, a 21% increase as compared to the first half of 2020. Revenue derived from cordless segment represented 33% and 35% of our total revenues for the first half of 2021 and 2020, respectively, and increased by 15% for the first half of 2021, as compared to the same period in 2020.

Our gross margin increased to 52.8% of our total revenues for the first half of 2021 from 50.6% for the first half of 2020, primary due to (i) higher revenues for the first half of 2021, as compared to the same period in 2020, (ii) improvement in production yield and direct contribution of certain products in the first half of 2021, and (iii) changes in the mix of products sold and mix of customers for the first half of 2021, as compared to the first half of 2020.

Our operating loss was $2.2 million for the first half of 2021, as compared to an operating loss of $4.8 million for the first half of 2020. The decrease in our operating loss is attributable to an increase in our revenues and gross margins for the first half of 2021, as compared to the corresponding period of 2020, partially offset by an increase in our operating expenses for the comparable periods.

Our operating expenses amounted to $38.3 million for the first half of 2021, as compared to $33.4 million for the first half of 2020. The increase in our operating expenses for the first half of 2021, as compared to the first half of 2020, is attributable mainly to (i) an increase of $2.3 million in our research and development expenses for the first half of 2021, as compared to the corresponding period of 2020, (ii) an increase of $1.1 million in our sales and marketing expenses for the first half of 2021, as compared to the corresponding period of 2020, (iii) an increase of $0.8 million in our general and administrative expenses for the first half of 2021, as compared to the corresponding period of 2020, and (iv) an increase of $0.6 million in our amortization of intangible assets in the first half of 2021, as compared to the corresponding period of 2020.

As of June 30, 2021, our principal source of liquidity consisted of cash and cash equivalents of $16.2 million and marketable securities, short and long-term deposits of $113.2 million, totaling $129.4 million.

COVID-19

The full impact of the COVID-19 pandemic and its derivations continues to evolve. As such, there is continued uncertainty as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to fully estimate the effects of the COVID-19 outbreak and its derivations on our results of operations, financial condition, liquidity or capital resources for 2021. During 2020, we experienced some short-term slowdown in the Unified Communications market due to reduced spending in enterprise IT infrastructure as a result of work-from-home activities.  Furthermore, there are certain industry-wide supply chain constraints that are placing certain limitations on our product deliveries. Therefore, while we are confident about our engagement pipeline and the long-term prospects of our IoAT businesses, we may face some near-term challenges that will negatively impact our revenues for 2021.[DW1]  The following discussion about our results of operations are subject to the future effects of the COVID-19 pandemic and its derivations.

RESULTS OF OPERATIONS

The following tables represent our total revenues and our revenues by product family for the three and six month periods ended June 30, 2021 and 2020 (dollars in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Total Revenues (1)	$35.8	$28.3	26%	$68.5	$56.6	21%
Cordless (2)	$11.05	$9.9	11%	$22.9	$20.0	15%
Percentage of total revenues	31%	35%		33%	35%
SmartHome (3)	$5.75	$4.3	33%	$10.6	$8.3	28%
Percentage of total revenues	16%	15%		15%	15%
Unified Communications (4)	$11.8	$10.1	16%	$21.8	$20.4	7%
Percentage of total revenues	33%	36%		32%	36%
SmartVoice (5)	$7.2	$3.9	82%	$13.2	$7.9	66%
Percentage of total revenues	20%	14%		19%	14%
1.	The increase in revenues for the second quarter and the first six months of 2021 as compared to the same periods in 2020 was primarily as a result of an increase in sales of all our products.
2.

The increase in cordless revenues for the second quarter and first six months of 2021 as compared to the same periods in 2020 was mainly attributable to increased demand in all cordless markets as a result of the COVID-19 pandemic which resulted in an increase in voice calls.

3.

The increase of our SmartHome product sales for the second quarter and first six months of 2021 as compared to the same periods in 2020 is attributable mainly to an increase in customer demand for home gateway and home automation products.

4.

The increase in our Unified Communications product sales for the second quarter and first six months of 2021, as compared to same periods in 2020, is mainly attributable to a growth in market demand for our Unified Communications products. Within the hybrid work models environment, businesses and employers around the globe had to renovate and adapt the office space to cope with the new challenges derived from a hybrid workforce. This precipitated a HW replacement cycle and purchases of additional devices that support employees at their home or virtual office.

5.

The increase in our SmartVoice product sales for the second quarter and first six months of 2021, as compared to the same periods in 2020, was attributable to an increase in the number of customers and design wins in this segment, as well as the integration of SoundChip revenues starting from July 1, 2020.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
United States	$1,611	$623	$2,734	$1,509
Japan	3,486	2,338	6,862	5,966
Europe	1,974	1,268	4,018	2,978
Hong-Kong	8,743	8,115	18,067	15,390
China	6,766	5,376	13,470	9,580
Taiwan	10,427	9,171	18,406	18,103
South Korea	1,966	1,126	3,036	2,324
Other	834	319	1,861	725
Total revenues	$35,807	$28,336	$68,454	$56,575

Sales to our customers in United States increased for the second quarter and first six months of 2021 as compared to the same periods of 2020, representing an increase of 158% and 81% in absolute dollars. The increase in our sales to the United States for the comparable periods resulted mainly from an increase in sales to one of our U.S. customers.

Sales to our customers in Japan increased for the second quarter and the first six months of 2021 as compared to the same periods of 2020, representing an increase of 49% and 15% in absolute dollars. The increase in our sales to Japan for the comparable periods resulted mainly from an increase in sales through our distributor, Nexty Electronics Corporation (“Nexty Electronics”). The increase in sales to Nexty Electronics resulted mainly from an increase in sales to Panasonic Communications Ltd. (“Panasonic”).

Sales to our customers in Europe increased for the second quarter and first six months of 2021 as compared to the same periods of 2020, representing an increase of 56% and 35%, respectively, in absolute dollars. The increase in our sales to Europe for the comparable periods resulted mainly from an increase in sales to one of our German customers.

Sales to our customers in Hong Kong increased for the second quarter and first six months of 2021, as compared to the same periods of 2020, representing an increase of 8% and 17% in absolute dollars, resulting mainly from (i) an increase in sales to our customer, SGW Global, representing an increase of 91% and 76% in sales for the comparable periods, and (ii) an increase in sales to several other customers in Hong Kong.

Sales to our customers in China increased for the second quarter and first half of 2021, as compared to the same periods of 2020, representing an increase of 26% and 41%, respectively, in absolute dollars. The increase in our sales to China for the comparable periods resulted mainly from an increase in sales to our customer, Lenovo, representing an increase of 93% and 197% in sales for the comparable periods. Sales to our customers in Taiwan increased for the second quarter and first half of 2021, as compared to the same periods of 2020, representing an increase of 14% and 2%, respectively, in absolute dollars. The increase in our sales to Taiwan for the second quarter of 2021, as compared to the same periods of 2020 resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”). The increase in sales to Ascend Technology resulted mainly from an increase in sales to Avaya and other customers in Taiwan, offset to some extent by a decrease in sales to Cisco.

Sales to our customers in South Korea increased for the second quarter and first six months of 2021, as compared to the same periods of 2020, representing an increase of 75% and 31%, respectively, in absolute dollars, resulted mainly from increased demands from our customers in South Korea.

Sales to other customers increased for the second quarter and first six months of 2021, respectively, as compared to the same periods of 2020, representing an increase of 161% and 157% in absolute dollars. The increase in our sales to other customers for the comparable periods resulted mainly from an increase in sales to one of our customers located in Brazil.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three and six months periods ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
VTech Holdings Ltd. (“VTech”)	14%	22%	16%	21%

Cisco	12%	21%	12%	18%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three and six-month periods ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Nexty Electronics (1)	9%	8%	9%	10%

Ascend Technology (2)	35%	39%	33%	38%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers; none of those customers has accounted for 10% or more of our revenues for the three and six month periods ended June 30, 2021 and 2020.

(2)

Ascend Technology sells our products to a limited number of customers. One of those customers – Cisco – accounted for 12% and 21% of our total revenues for the three month periods ended June 30, 2021 and 2020, respectively, and 12% and 18% of our total revenues for the six month periods ended June 30, 2021 and 2020, respectively.

Significant products. Revenues from our digital cordless telephony products represented 33% and 35% of our total revenues for the six months ended June 30, 2021 and 2020, respectively. Revenues from our digital cordless telephony products represented 31% and 35% of our total revenues for the second quarter of 2021 and 2020, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2021.

Revenues from our Unified Communications products represented 32% and 36% of our total revenues for the six months ended June 30, 2021 and 2020, respectively. Revenues from our Unified Communications products represented 33% and 36% of our total revenues for the second quarter of 2021 and 2020, respectively.

Revenues from our SmartVoice products represented 19% and 14% of our total revenues for the six months ended June 30, 2021 and 2020, respectively. Revenues from our SmartVoice products represented 20% and 14% of our total revenues for the second quarter of 2021 and 2020, respectively.

Revenues from our SmartHome products represented 15% of our total revenues for both six month periods ended June 30, 2021 and 2020. Revenues from our SmartHome products represented 16% and 15% of our total revenues for the second quarter of 2021 and 2020, respectively.

Gross profit. Gross profit as a percentage of revenues was 53.4 % for the second quarter of 2020 and 50.3% for the second quarter of 2020. Gross profit as a percentage of revenues was 52.8% for the first half of 2021 and 50.6% for the first half of 2020. The increase in our gross profit for the comparable periods was primarily due to (i) higher revenues for the second quarter and first six months of 2021, (ii) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventory obsolesce and logistics personnel.

Research and development expenses, net. Our research and development expenses, net, increased to $10.6 million for the second quarter of 2021 from $8.5 million for the second quarter of 2020. The increase for the second quarter of 2021 was mainly due to (i) an increase in payroll and payroll related expenses in the amount of $1.2 million, as compared to the second quarter of 2020, mostly due to an increase in the number of employees and decrease in the USD rate versus the Israeli Shekel in the second quarter of 2021, (ii) an increase in IP and development tools expenses in the amount of $0.2 million, as compared to the second quarter of 2020 and (iii) an increase of $0.5 million in equity-based compensation expenses as compared to the second quarter of 2020. Our research and development expenses, net, increased to $21.1 million for the first half of 2021 from $18.8 million for the first half of 2020. The increase for the first half of 2021 was mainly due to (i) an increase in payroll and payroll related expenses in the amount of $2.4 million, as compared to the first half of 2020, mostly due to an increase in the number of employees and decrease in the USD rate versus the Israeli Shekel in the first half of 2021 and (ii) an increase of $0.9 million in equity based compensation expenses as compared to the first half of 2020. Those increases were partially offset by a decrease in tape out and IP expenses in the amount of $1.2 million, as compared to the first half of 2020.

Our research and development expenses, net, as a percentage of our total revenues were 30% for the three months ended June 30, 2021, and 2020 and 31% and 33% for the six months ended June 30, 2021 and 2020, respectively. The decrease in research and development expenses, net, as a percentage of revenues for the first half of 2021, as compared to the first half of 2020, was mainly due to an increase in revenues, partially offset by an increase in research and development expenses for the comparable periods.

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

Sales and marketing expenses. Our sales and marketing expenses increased to $5.3 million for the second quarter of 2021 from $4.4 million for the second quarter of 2020. The increase for the second quarter of 2021 was mainly due to (i) an increase in payroll and payroll related expenses in amount of $0.4 million, as compared to the second quarter of 2020, (ii) an increase of $0.1 million in representatives and distributors sales commissions for the second quarter of 2021, (iii) an amount of $0.15 million in the second quarter of 2021, of amortization of employee’s retention expenses related to the acquisition of SoundChip, and (iv) an increase of $0.1 million in equity-based compensation expenses for the second quarter of 2021.

Our sales and marketing expenses increased to $10.5 million for the first half of 2021 from $9.4 million for the first half of 2020. The increase in sales and marketing expenses for the first half of 2021, as compared to the comparable period of 2020, was mainly due to (i) an increase in salaries and payroll related expenses in the amount of $0.7 million for the first half of 2021, as compared to the first half of 2020, mainly as a result of an increase in the number of sales and marketing employees, (ii) an increase of $0.2 million in sales commissions for the first half of 2021, (iii) an increase of $0.2 million in equity-based compensation expenses for the first half of 2021, as compared to the first half of 2020, (iv) an increase in the first half of 2021 in an amount of $0.3 million of amortization of employee’s retention expenses related to the acquisition of SoundChip. The increase in sales and marketing expenses was partially offset by a decrease of $0.3 million in trade shows and travel expenses for the first half of 2021, as compared to the first half of 2020, and a decrease of $0.2 million in consultants and subcontractors expenses in the first half of 2021, as compared to the same period in 2020.

Our sales and marketing expenses, net, as a percentage of our total revenues were 15% and 16% for the three months ended June 30, 2021 and 2020, respectively, and 15% and 17% for the first half of 2021 and 2020, respectively. The decrease as a percentage of our total revenues for the three and six month periods ended June 30, 2021 as compared to the comparable periods in 2020was mainly due to an increase in revenues for the comparable periods, partially offset by an increase in sales and marketing expenses in the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses increased to $3.2 million for the second quarter of 2021, from $2.6 million for the second quarter of 2020. The increase in our general and administrative expenses for the second quarter of 2021 was mainly due to (i) an increase of $0.4 million in payroll and payroll related expenses, as compared to the second quarter of 2020, (ii) an increase of $0.1 million in professional expenses, especially directors and officers insurance expenses in the second quarter of 2021 as compared to the same period in 2020, and (iii) an increase of $0.1 million in equity-based compensation expenses for the second quarter of 2021 as compared to the same period in 2020.

Our general and administrative expenses were $5.8 million and $5.0 million for the first half of 2021 and 2020, respectively. The increase in general and administrative expenses for the first half of 2021, as compared to the comparable period of 2020, was mainly due to (i) an increase in equity-based compensation expenses for the first half of 2021 in the amount of $0.3 million as compared to the first half of 2020, (ii) an increase of $0.1 million in professional expenses, especially directors and officers insurance expenses as compared to the first half of 2020, and (iii) an increase in payroll and payroll related expenses in amount of $0.4 million in the first half of 2021 as compared to the first half of 2020.

General and administrative expenses as a percentage of our total revenues were 9% for both the three months ended June 30, 2021 and 2020, and 8% and 9% for the first six months of 2021 and 2020, respectively. The decrease as a percentage of our total revenues for the six month periods ended June 30, 2021 compared to the comparable period of 2020 was mainly attributable to an increase in revenues for the comparable periods, partially offset by an increase in our general and administrative expenses in the first half of 2021, as compared to the first half of 2020.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Description of segments.

We operate under two reportable segments.

Our segment information has been prepared in accordance with ASC 280, “Segment Reporting.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by our chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer, who evaluates our performance and allocates resources based on segment revenues and operating income.

Our reporting segments up until December 31, 2020 were: Home, Unified Communications and SmartVoice.

As a result of an organization change that took place starting in 2021 and the way management views the business operations, as of January 1, 2021 our operating segments were changed to: Cordless and IoAT.

The classification of our business segments is based on a number of factors that management uses to evaluate, view and run our business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Cordless – This segment includes integrated circuit products targeted for cordless phones sold in retail or supplied by telecommunication service providers. Revenues from this segment amounted to 33% and 35% of the Company’s total revenues for the first half of 2021 and 2020, respectively, and 31% and 35% of the Company’s total revenues for the second quarter of 2021 and 2020, respectively.

IoAT (Internet of Audio Things) – This segment includes the following products:

(iv)    SmartHome (home gateways and home automation) – Wireless chipset solutions for converged communication at home. Target applications include: home gateway devices supplied by telecommunication service and security providers with DECT/CAT-iq and ULE functionality for data and two-way voice; home automation and home security. Revenues from SmartHome products amounted to 15% of our total revenues for both the first half of 2021 and 2020, respectively, and 16% and 15% of our revenues for the second quarter of 2021 and 2020, respectively.

(v)    Unified Communications — Comprehensive suite of solutions for Unified Communications products, including office solutions for businesses of all sizes, from low-cost VoIP terminals with converged voice and data applications, to high-end conferencing systems. Revenues from our Unified Communications products represented 32% and 36% of our total revenues for the first half of 2021 and 2020, respectively, and 33% and 36% of our revenues for the second quarter of 2021 and 2020.

(vi)    SmartVoice — SmartVoice hardware and software solutions provide voice activation and recognition, sound event detection (SED), voice enhancement, always-on wake-word detection, far-end noise elimination targeted for mobile phones, mobile headsets/hearables, wearables, tablets, consumer home electronics, security systems and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. SmartVoice includes an active noise cancellation (ANC) solution for hearables (headphones and true wireless stereo (TWS) earbud) applications. Revenues from our SmartVoice products represented 19% and 14% of our total revenues for the first half of 2021 and 2020, respectively, and 20% and 14% of our revenues for the second quarter of 2021 and 2020.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2021 and 2020:

	Revenues		Income (loss) from operations
	Three months ended March 31,
	2021	2020	2021	2020
	Unaudited

Cordless	$11,048	$9,939	$4,531	$3,577
IoAT	24,759	18,397	(614)	(1,942)

Total	$35,807	$28,336	$3,917	$1,635

Selected operating results information for each business segment was as follows for the six months ended June 30, 2021 and 2020:

	Revenues		Income (loss) from operations
	Six months ended March 31,
	2021	2020	2021	2020
	Unaudited

Cordless	$22,918	$19,996	$9,052	$6,774
IoAT	45,536	36,579	(3,107)	(6,148)

Total	$68,454	$56,575	$5,945	$626

Sales to our customers in the Cordless segment increased for the second quarter and first half of 2021, as compared to the second quarter and first half of 2020, representing an increase of 11% and 15% in absolute dollars, respectively. The increase in cordless revenues for both the comparable periods was mainly attributable to increased customer demand in all cordless markets as a result of the COVID-19 pandemic which resulted in an increase in voice calls.

Sales to our customers in the IoAT segment increased for the second quarter and first half of 2021 as compared to the second quarter and first half of 2020, representing an increase of 35% and 24%, respectively, in absolute dollars.

The increase in IoAT revenues for the second quarter and first half of 2021 as compared to the same periods in 2020 was mainly attributable to an increase in customer demand for our SmartVoice, Unified communications and SmartHome products.

The reconciliation of segment operating results information to our consolidated financial information is included in Note N to our condensed consolidated financial statements.

Amortization of intangible assets. For the second quarter of 2021 and 2020, we recorded an expense of $0.4 million and $0.1 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. During the first half of 2021 and 2020, we recorded an expense of $0.8 million and $0.2 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. The increase in the second quarter and first half of 2021 was attributable to the amortization of intangible assets related to our acquisition of SoundChip in July 2020.

Financial income, net. Financial income, net, amounted to $0.1 and $0.3 million for the three month periods ended June 30, 2021 and 2020, respectively. Financial income, net, amounted to $0.7 million and $1.2 million for the first six months of 2021 and 2020, respectively.

Financial income, net, for the second quarter of 2021 decreased in the amount of $0.2 million as a result of a decrease in marketable securities and deposits interest for the second quarter of 2021, as compared to the second quarter of 2020, due to a decrease in interest rates.

Financial income, net, for the first half of 2021 decreased in the amount of $0.5 million as a result of a decrease in marketable securities and deposits interest for the first half of 2021, as compared to the first half of 2020, due to a decrease in interest rates.

Provision for income taxes. We had $0.1 million of income tax expenses for the second quarter of 2021 as compared to no income tax expenses for the second quarter of 2020. We had $0.3 million of income tax expenses for the first six months of 2020, as compared to $0.1 million of income tax benefit for the first half of 2020.

The tax expenses for the second quarter of 2021 was mainly attributable to current tax expenses in an amount of $0.35 million, offset to some extent by income tax benefit in the amount of $0.25 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses.

The tax expenses for the first half of 2021 was mainly attributable to current tax expenses in an amount of $0.7 million, offset to some extent by income tax benefit in the amount of $0.4 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. The income tax benefit for the first half of 2020 was attributable to income in the amount of $0.1 million from changes in other deferred taxes, mainly related to losses incurred by our Israeli subsidiary for tax purposes, less current tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first six months of 2021, we generated $7.6 million of cash and cash equivalents from our operating activities, as compared to $8.9 million of cash generated from our operating activities for the first half of 2020. The decrease in net cash provided from operating activities for the first half of 2021, as compared to the first half of 2020, was mainly as a result of changes in working capital items for the first half of 2021, as compared to the first half of 2020 (mainly an increase in accounts receivable in the amount of $2.5 million for the first half of 2021, as compared to a decrease in accounts receivable in the amount of $4.8 million for the first half of 2020), offset by some extent by a decrease in net loss for the first half of 2021, as compared to the first half of 2020.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first half of 2021, we purchased $28.2 million of marketable securities and short-term deposits, compared to $48.6 million purchased during the first half of 2020. During the first half of 2021, $20.4 million of marketable securities and short-term deposits matured and were called by the issuers, as compared to $42.4 million during the first half of 2020. During the first half of 2021 and 2020, $4.7 million and $9.6 million, respectively, of marketable securities were sold. As of June 30, 2021, the amortized cost of our marketable securities and deposits was $113.2 million and their stated market value was $113.2 million as well.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.8 and $0.6 million, for the first six months of 2021 and 2020, respectively.

Financing activities. During the first six months of 2021, we paid an aggregate purchase price of $5.2 million to repurchase approximately 331,000 shares of common stock at an average purchase price of $15.63 per share.

During the first six months of 2020, we paid an aggregate purchase price of $3.7 million to repurchase approximately 305,000 shares of common stock at an average purchase price of $12.26 per share.

In addition, during the first half of 2021, we received $0.8 million upon the exercise of employee and director stock options. During the first half of 2020, we received $1.5 million upon the exercise of employee and director stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of shares repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. At June 30, 2021, 27,885 shares of our common stock are available for repurchase under our board-authorized share repurchase program.

As of June 30, 2021, we had cash and cash equivalents totaling approximately $16.2 million and marketable securities and time deposits of approximately $113.2 million. Out of total cash, cash equivalents and marketable securities of $129.4 million, $118.7 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at June 30, 2021 was approximately $59.8 million, compared to $84.1 as of June 30, 2020. The decrease in working capital was mainly due to (i) replacement of short-term marketable securities with long-term marketable securities and deposits, (ii) the repurchase of our common stock in the amount of $5.2 million from June 30, 2020 through June 30, 2021 and (iii) net cash of $13.9 million used for the acquisition of SoundChip in 2020. The above-mentioned decreases were partially offset by net cash generated from operating activities from June 30, 2020 through June 30, 2021. We believe that our current cash, cash equivalents, cash deposits and market securities will be enough to meet our cash requirements for both the short and long term.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (4) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates,” and (5) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and or conditions affecting Israel that could increase our operating expenses and disrupt our business.”

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

Sales of our digital cordless telephony products comprised 33% of our total revenues for the first half of 2021 and 35% for the same period of 2020. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period to period, will account for a substantial portion of our revenues in any period.

The following table represents our sales from our 10% and above customers as a percentage of our total revenues for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
10% Customers	2021	2020
VTech	16%	21%
Cisco	12%	18%

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

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel, we have operations in Germany, Switzerland, the United Kingdom, Hong Kong, China, Japan, South Korea and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities and as an example, we are now under audit for one of our subsidiaries, the outcome of which could have material adverse impact on our financial condition. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and Unified Communications products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96% and 97% of our total revenues for the first half of 2021 and 2020, respectively. Furthermore, we have material operations in Germany, United Kingdom, Hong Kong, China and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96% and 98% and of our total revenues for the second quarter of 2021 and 2020. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

We rely upon our information technology systems and infrastructure for our business. We could experience theft of confidential information or reputational damage from industrial espionage attacks, ransonware malware or other cyber attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, employees, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. There can be no assurance that our efforts to protect our data and information technology systems will prevent breaches in our systems (or that of our third-party providers) that could adversely affect our business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth information with respect to repurchases of our common stock during the second quarter ended June 30, 2021.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (April 1, 2021 to April 30, 2021)	-	-	-	367,238
Month #2 (May 1, 2021 to May 31, 2021)	57,238	15.27	57,238	310,000
Month #3 (June 1, 2021 to June 30, 2021)	282,115	15.69	282,115	27,885	(1)

(1) The number represents the number of shares of our common stock that remained available for repurchase as of June 30, 2021 under previously authorized share repurchase programs.

Our board of directors has previously approved a number of shares repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. At June 30, 2021, 27,885 shares of our common stock are available for repurchase under our board-authorized share repurchase program.

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

Exhibit 101.CAL Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB Inline XBRL Taxonomy Labels Linkbase Document

Exhibit 101.PRE Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: August 9, 2021	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)