Form 10-Q
period 2021-09-30
DSP GROUP INC /DE/
filed 2021-11-09
CIK 915778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of November 1, 2021, there were 24,252,324 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,422	$16,936
Restricted deposit	579	548
Marketable securities and short-term deposits	52,945	50,615
Trade receivables	18,019	11,003
Other accounts receivable and prepaid expenses	3,359	3,460
Inventories	7,009	9,061

TOTAL CURRENT ASSETS	102,333	91,623

PROPERTY AND EQUIPMENT, NET	6,252	6,574

NON-CURRENT ASSETS:
Long-term marketable securities	59,434	60,454
Operating lease right of use	10,315	11,102
Long-term prepaid expenses and lease deposits	2,498	2,888
Deferred income taxes	6,012	6,893
Severance pay fund	15,655	16,285
Intangible assets, net	6,198	7,549
Goodwill	13,105	13,105

TOTAL NON-CURRENT ASSETS	113,217	118,276

TOTAL ASSETS	$221,802	$216,473

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$11,259	$10,708
Operating lease liability	3,020	2,974
Accrued compensation and benefits	11,415	8,728
Income tax accruals and payables	3,605	3,620
Accrued expenses and other accounts payable	3,954	2,993
Short-term bank loans	-	211
Deferred income	89	172

TOTAL CURRENT LIABILITIES	33,342	29,406

NON-CURRENT LIABILITIES:
Deferred income taxes	898	1,073
Accrued severance pay	16,164	16,647
Operating lease liability	9,003	10,075
Other long-term liabilities	1,945	1,945
Accrued pensions	1,016	1,089

TOTAL NON-CURRENT LIABILITIES	29,026	30,829

STOCKHOLDERS’ EQUITY:
Capital stock:
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at September 30, 2021 (unaudited) and December 31, 2020; Issued and outstanding shares: 24,181,505 and 23,709,924 shares at September 30, 2021 (unaudited) and December 31, 2020, respectively	24	24
Additional paid-in capital	404,806	396,335
Treasury stock at cost	(105,727)	(108,509)
Accumulated other comprehensive loss	(1,071)	(637)
Accumulated deficit	(138,598)	(130,975)

TOTAL STOCKHOLDERS’ EQUITY	159,434	156,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,802	$216,473

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$37,756	$26,020	$106,210	$82,595
Cost of revenues (1)	16,868	12,814	49,210	40,747
Gross profit	20,888	13,206	57,000	41,848
Operating expenses:
Research and development, net (2)	10,933	8,122	32,043	26,931
Sales and marketing (3)	5,293	4,117	15,821	13,563
General and administrative (4)	4,012	2,864	9,826	7,839
Intangible assets amortization	349	427	1,197	636
Total operating expenses	20,587	15,530	58,887	48,969
Operating income (loss)	301	(2,324)	(1,887)	(7,121)
Financial income, net	216	343	951	1,535
Income (loss) before taxes on income	517	(1,981)	(936)	(5,586)
Tax on income (tax benefit)	548	(90)	837	(152)
Net loss	$(31)	$(1,891)	$(1,773)	$(5,434)
Net loss per share:
Basic and Diluted	$(0.00)	$(0.08)	$(0.07)	$(0.23)

Weighted average number of shares used in per share computations of net loss:
Basic and Diluted	24,141	23,562	24,134	23,399

(1)

Includes equity-based compensation expense in the amount of $157 and $142 for the three months ended September 30, 2021 and 2020, and $503 and $391 for the nine months ended September 30, 2021 and 2020, respectively.

(2)

Includes equity-based compensation expense in the amount of $1,161 and $946 for the three months ended September 30, 2021 and 2020, respectively; and $3,608 and $2,523 for the nine months ended September 30, 2021 and 2020, respectively.

(3)

Includes equity-based compensation expense in the amount of $646 and $646 for the three months ended September 30, 2021 and 2020, respectively; and $2,017 and $1,821 for the nine months ended September 30, 2021 and 2020, respectively.

(4)

Includes equity-based compensation expense in the amount of $713 and $699 for the three months ended September 30, 2021 and 2020, respectively; and $2,084 and $1,811 for the nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED) (U.S. dollars in thousands)

	Three months ended September 30,
	2021	2020

Net loss:	$(31)	$(1,891)
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized losses	(100)	(50)
Reclassification adjustments for gains included in net loss	(30)	(27)
Net change	(130)	(77)
Cash flow hedges:
Changes in unrealized gains	-	-
Reclassification adjustments for gains included in net loss	-	-

Net change	-	-

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	6	6

Net change	6	6

Foreign currency translation adjustments, net	23	(63)

Other comprehensive loss	(101)	(134)

Comprehensive loss	$(132)	$(2,025)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED) (U.S. dollars in thousands)

	Nine months ended September 30,
	2021	2020

Net loss:	$(1,773)	$(5,434)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains (losses)	(456)	332
Reclassification adjustments for gains included in net loss	(22)	(39)
Net change	(478)	293
Cash flow hedges:
Changes in unrealized gains	31	52
Reclassification adjustments for gains included in net loss	(31)	(52)

Net change	-	-

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	18	18

Foreign currency translation adjustments, net	26	(110)

Other comprehensive income (loss)	(434)	201

Comprehensive loss	$(2,207)	$(5,233)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:

Net loss	$(1,773)	$(5,434)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	1,222	1,235
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	8,212	6,546
Realized gains from sale of marketable securities, net	(22)	(39)
Capital loss (gain) from sale and disposal of property and equipment	1	(48)
Amortization of intangible assets	1,197	636
Operating lease amortization expenses	1,855	1,778
Change in operating lease liability	(2,094)	(1,857)
Accrued interest and amortization of premium on marketable securities and deposits	840	284
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	697	(385)
Trade receivables, net	(7,063)	4,130
Other accounts receivable and prepaid expenses	91	(601)
Inventories	2,052	(713)
Long-term prepaid expenses and lease deposits	390	(381)
Trade payables	554	(796)
Accrued compensation and benefits	4,767	565
Income tax accruals	48	373
Accrued expenses and other accounts payable	861	518
Accrued severance pay, net	142	93
Accrued pensions	10	29

Net cash provided by operating activities	11,987	5,933

Cash flows from investing activities:

Purchase of marketable securities	(25,893)	(69,390)
Purchase of short-term deposits	(13,000)	(10,953)
Proceeds from maturity of marketable securities	19,818	46,924
Proceeds from sales of marketable securities	6,972	24,553
Proceeds from redemption of short-term deposits	9,500	7,953
Proceeds from sale of fixed assets	12	48
Purchases of property and equipment	(931)	(700)
Decrease (increase) in restricted deposits	(34)	17
Acquisition of initially consolidated subsidiary (1)		(13,944)
Other investing activities	172	-

Net cash used in investing activities	$(3,384)	$(15,492)

	Nine months ended September 30,
	2021	2020
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$853	$1,477
Repayment of a short – term bank loan	(211)	(219)
Purchase of treasury stock	(5,716)	(3,736)

Net cash used in financing activities	(5,074)	(2,478)

Increase (decrease) in cash and cash equivalents	3,529	(12,037)
Cash and cash equivalents at the beginning of the year	16,936	28,737
Erosion due to exchange rate differences	(43)	(52)

Cash and cash equivalents at the end of the year	$20,422	$16,648

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended September 30, 2020	Number of common stock	Common stock		Additional paid‑In capital	Treasury stock	Accumulated deficit	Other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2020	23,410	$23		$390,734	$(111,532)	$(125,909)	$(554)	$152,762
Net loss	-	-		-	-	(1,891)	-	(1,891)
Change in accumulated other comprehensive loss	-	-		-	-	-	(134)	(134)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	106	*	)	1	1,063	(20)	-	1,044
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	79	1		-	799	(799)	-	1
Equity-based compensation	-	-		2,433	-	-	-	2,433
Balance at September 30, 2020	23,595	$24		$393,168	$(109,670)	$(128,619)	$(688)	$154,215
Three months ended September 30, 2021
Balance at June 30, 2021	23,975	$24		$401,921	$(107,717)	$(137,129)	$(970)	$156,129
Net loss	-	-		-	-	(31)	-	(31)
Change in accumulated other comprehensive loss	-	-		-	-	-	(101)	(101)
Purchase of treasury stock	(28)	*	)	-	(416)	-	-	(416)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	87	*	)	201	896	-	-	1,097
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	148	*	)	7	1,510	(1,438)	-	79
Equity-based compensation	-	-		2,677	-	-	-	2,677
Balance at September 30, 2021	24,182	$24		$404,806	$(105,727)	$(138,598)	$(1,071)	$159,434

(*)         Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of common stock	Common stock		Additional paid‑in capital	Treasury stock	Accumulate deficit	Other comprehensive income (loss)	Total stockholders’ equity
Nine months ended September 30, 2020
Balance at December 31, 2019	23,111	$23		$386,534	$(113,862)	$(118,712)	$(889)	$153,094
Net loss	-	-		-	-	(5,434)	-	(5,434)
Purchase of treasury stock	(305)	*	)	-	(3,736)	-	-	(3,736)
Change in accumulated other comprehensive income	-	-		-	-	-	201	201
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	211	*	)	-	2,116	(49)	-	2,067
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	578	1		88	5,812	(4,424)	-	1,477
Equity-based compensation	-	-		6,546	-	-	-	6,546
Balance at September 30, 2020	23,595	$24		$393,168	$(109,670)	$(128,619)	$(688)	$154,215
Nine months ended September 30, 2021
Balance at December 31, 2020	23,710	$24		$396,335	$(108,509)	$(130,975)	$(637)	$156,238
Net loss	-	-		-	-	(1,773)	-	(1,773)
Change in accumulated other comprehensive loss	-	-		-	-	-	(434)	(434)
Purchase of treasury stock	(367)	*	)	-	(5,716)	-	-	(5,716)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	183	*	)	201	1,856	(3)	-	2,054
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	656	*	)	58	6,642	(5,847)	-	853
Equity-based compensation	-	-		8,212	-	-	-	8,212
Balance at September 30, 2021	24,182	$24		$404,806	$(105,727)	$(138,598)	$(1,071)	$159,434

(*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2020.

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

Proposed Acquisition by Synaptics Incorporated (“Synaptics”)

On August 30, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synaptics, and Osprey Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Synaptics (the “Merger Sub”). The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Synaptics at a price of $22.00 per share of the Company’s common stock, $0.001 par value per share (each, a “Share”), in cash, without interest and subject to deduction for any required withholding tax (the “Merger Consideration”), through the merger of the Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Synaptics. The Company’s Board of Directors (the “Board”) has unanimously approved the Merger and the Merger Agreement and recommended that stockholders adopt the Merger Agreement, and the Company will hold a stockholders’ meeting on November 29, 2021 to submit the Merger Agreement to its stockholders for their consideration.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”):

●

each Share that is issued and outstanding immediately prior to the Effective Time (other than Shares held in the treasury of the Company, all of which will be canceled, and Shares held by holders who properly exercise their appraisal rights under Delaware law) will be automatically converted into the right to receive the Merger Consideration;

●

each Company stock option that is outstanding, vested and unexercised immediately prior to the Effective Time will be canceled and converted into the right to receive in cash the excess, if any, of the Merger Consideration over the exercise price per share of such stock option; provided that, in the event that the exercise price of any such vested stock option is equal to or greater than the Merger Consideration, such stock option will be canceled, without any consideration being payable in respect thereof and have no further force or effect;

●

each Company stock appreciation right (a “Company SAR”) that is outstanding, vested and unexercised immediately prior to the Effective Time will be canceled and converted into the right to receive in cash the excess, if any, of the Merger Consideration over the base appreciation price per share of such Company SAR; provided that, in the event that the base appreciation price of any such Company SAR is equal to or greater than the Merger Consideration, such Company SAR will be canceled, without any consideration being payable in respect thereof and have no further force or effect;

●

each Company restricted stock unit (a “Company RSU”) that is outstanding and vested prior to the Effective Time and has not been settled immediately prior to the Effective Time will be canceled and converted into the right to receive in cash the Merger Consideration;

●

each Company stock option, Company SAR and Company RSU that is outstanding and unvested immediately prior to the Effective Time will be canceled and replaced with a restricted stock unit for Synaptics common shares. In the case of Company stock options and Company SARs, the number of restricted stock units for Synaptics common shares will be determined by dividing the spread of the Company stock option or Company SAR by the Synaptics Stock Price (as defined in the Merger Agreement). In the case of Company RSUs, the number of restricted stock units for Synaptics common shares will be determined using an exchange ratio designed to preserve the intrinsic value of such Company RSU; and

●

each Company performance stock unit that is outstanding and vested prior to the Effective Time and has not been settled immediately prior to the Effective Time will be canceled and converted into the right to receive the Merger Consideration.

Pursuant to the Merger Agreement, the Company will take actions necessary with respect to the Company’s Amended and Restated 1993 Employee Stock Purchase Plan (the “ESPP”) to provide that, among other things, (i) any ongoing offering period under the ESPP will be terminated prior to the Effective Time, (ii) no new offering period under the ESPP will commence during the period between the date of the Merger Agreement and the Effective Time and (iii) the ESPP will terminate on the date immediately prior to the Effective Time.

The Merger Agreement contains customary representations and warranties from both the Company, on the one hand, and Synaptics and the Merger Sub, on the other hand. It also contains customary covenants, including covenants providing for each of the Company and Synaptics to use its reasonable best efforts to cause the Merger to be consummated, and covenants requiring the Company, among other things, (i) to use commercially reasonable efforts to conduct its business in the ordinary course in all material respects, substantially consistent with past practice, during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) not to engage in specified types of transactions during such period and (iii) not to solicit proposals or engage in discussions relating to alternative acquisition proposals or change the recommendation of the Board to the Company’s stockholders regarding the Merger Agreement, in each case except as otherwise permitted by the Merger Agreement, including in connection with the compliance by the Board with its fiduciary duties under applicable law.

Completion of the Merger is subject to customary closing conditions, including (i) adoption of the Merger Agreement by the Company’s stockholders, and (ii) the absence of governmental injunctions or other legal restraints prohibiting the Merger. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Synaptics’s obligation to consummate the Merger is also conditioned on the absence of a “Company Material Adverse Effect,” as defined in the Merger Agreement. Synaptics’s obligations under the Merger Agreement are not subject to any financing condition.

The Merger Agreement may be terminated, subject to the terms and conditions of the Merger Agreement: (i) by mutual written agreement of Synaptics and the Company, (ii) by either Synaptics or the Company, if a governmental injunction or other legal restraint in certain jurisdictions prevents the consummation of the Merger, (iii) by either Synaptics or the Company, if the requisite vote of the Company’s stockholders has not been obtained or (iv) by either Synaptics or the Company upon the other party’s uncured material breach of any representation, warranty, covenant or agreement under the Merger Agreement. The Merger Agreement may also be terminated by the Company to enter into an agreement with respect to a superior proposal, subject to specified conditions, and by Synaptics, if the Board changes its recommendation regarding the Merger, the Board’s recommendation is not included in the Company’s proxy statement for the Merger, or the Board fails to reaffirm its recommendation in response to an alternative acquisition proposal. In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by January 30, 2022.

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay Synaptics a termination fee of $19,774,000 (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a superior proposal).

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

Total operating lease cost during the three and nine months ended September 30, 2021 was $843 and $2,472, respectively, out of which an amount of $828 and $2,457 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three and nine months ended September 30, 2021, respectively.

Total operating lease cost during the three and nine months ended September 30, 2020 was $767 and $2,166, respectively, out of which an amount of $767 and $2,166 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three and nine months ended September 30, 2020, respectively.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows (unaudited):

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term – operating leases (years)	6.35	7.25
Weighted-average discount rate – operating leases	5.00%	5.05%

As of September 30, 2021, and 2020 (unaudited), the Company’s operating lease liabilities were as follows:

	September 30, 2021	September 30, 2020
Gross lease liabilities	$14,344	$15,314
Less: imputed interest	(2,321)	(2,775)
Present value of lease liabilities	12,023	12,539
Less: current portion of lease liabilities	(3,020)	(2,651)
Total long-term lease liabilities	$9,003	$9,888

NOTE C—INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)

Work‑in‑process	$5,396	$5,972
Finished goods	1,613	3,089

	$7,009	$9,061

Inventory write-off amounted to $17 for the nine months ended September 30, 2021 due to aging of certain inventory items that are not expected to be sold.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Net loss	$(31)	$(1,891)	$(1,773)	$(5,434)
Loss per share:
Basic and Diluted	$(0.00)	$(0.08)	$(0.07)	$(0.23)

Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	24,141	23,562	24,134	23,399
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-	-	-
Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	24,141	23,562	24,134	23,399

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at September 30, 2021 and December 31, 2020:

	Amortized cost			Unrealized losses, net	Fair value
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	25,745	$22,241	$-	$-	25,745	$22,241

U.S. GSE securities	718	1,149	8	11	726	1,160
Corporate obligations	86,036	87,319	(128)	349	85,908	87,668

	$112,499	$110,709	$(120)	$360	$112,379	$111,069

The amortized cost of marketable debt securities at September 30, 2021, by contractual maturities, is shown below (unaudited):

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$27,228	$21	$(50)	$27,200
Due after one year to five years	59,526	209	(300)	59,434

	$87,754	$230	$(350)	$86,634

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2021 amounted to $51,324, and the unrealized losses for these marketable securities amounted to $350.

Management believes that as of September 30, 2021, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no credit loss was realized in the Company’s consolidated interim statements of operations.

The Company assessed available-for-sale debt securities with an amortized cost basis in excess of estimated fair value to determine what amount of the difference, if any, is caused by expected credit losses in accordance with ASC 326 “Financial Instruments – Credits Losses.” Allowance for credit losses on available-for-sale debt securities are recognized as a charge in the condensed consolidated statement of operation, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The unrealized losses related to the Company’s marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity and because the unrealized losses are not as a result of a credit loss, the Company does not consider the losses to be a credit loss at September 30, 2021.

Proceeds from maturity of available-for-sale marketable securities during the first nine months of 2021 and 2020 were $19,818 and $46,924, respectively. Proceeds from sales of available-for-sale marketable securities during the first nine months of 2021 and 2020 were $6,972 and $24,553, respectively. Net realized gain from the sale of available-for-sale securities for the nine months ended September 30, 2021 was $22 compared to net realized gain for the nine months ended September 30, 2020 of $39. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE F—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction.

The total amount of net unrecognized tax benefits was $3,385 and $3,449 at September 30, 2021 (unaudited) and December 31, 2020, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2021 (unaudited) and December 31, 2020, the Company had accrued interest and penalties relating to unrecognized tax benefits of $330 and $329, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three and nine month periods ended September 30, 2021 and 2020, of the Company’s significant customers:

	Three months ended September 30,		Nine months ended September 30,
		(Unaudited)
Major customers/ distributors	2021	2020	2021	2020
VTech Holdings Ltd.	15%	23%	16%	21%
Meizhou Guo Wei Electronics Co. Ltd (SGW Global)	9%	11%	9%	7%
Nexty Electronics ¹ ²	6%	11%	8%	10%
Ascend Technology Inc. ¹ ³	40%	17%	35%	31%

¹	Distributor.

²

Nexty Electronics sells the Company’s products to a limited number of customers; none of those customers accounted for 10% or more of the Company’s total revenues for the three and nine month periods ended September 30, 2021 and 2020.

³

Ascend Technology sells the Company’s products to a limited number of customers; one of those customers Cisco Systems accounted for 8% and 1% for the three month periods ended September 30, 2021 and 2020, and 10% and 13% of the Company’s total revenues for the nine month periods ended September 30, 2021 and 2020.

NOTE H—DERIVATIVE INSTRUMENTS

In accordance with FASB ASC No. Topic 815 “Derivatives and Hedging,” for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change.

As of September 30, 2021, the Company had no outstanding option and foreign exchange forward contracts. See Note L for information on the fair value of hedging contracts.

The fair value of derivative assets and derivative liabilities were both $0 as of September 30, 2021.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2021 that resulted from the above referenced hedging transactions was $24, $3 and $4, respectively.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2020 that resulted from the above referenced hedging transactions was $41, $4 and $7, respectively.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and nine months ended September 30, 2021 and 2020 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
		(Unaudited)
	2021	2020	2021	2020
Foreign exchange forward and option contracts	$-	$-	$31	$52

	Gains Reclassified from OCI into Income
		for the three months ended September 30		for the nine months ended September 30,
			Unaudited
	Location	2021	2020	2021	2020
Foreign exchange forward and option contracts	Operating expenses	$-	$-	$31	$52

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

NOTE J—EQUITY-BASED COMPENSATION

Grants for the three months ended September 30, 2021 and 2020

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended September 30, 2021 and 2020 was $14.60 and $14.79 per share, respectively (using the weighted average pre vest cancellation rate of 4.54% and 4.32% for the three months ended September 30, 2021 and 2020, respectively, on an annual basis).

Employee stock benefit plans

As of September 30, 2021, the Company has two equity incentive plans from which the Company may grant future equity awards and one expired equity incentive plan from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also has one employee stock purchase plan. As of September 30, 2021, approximately 381,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 433,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans (unaudited):

	Number of Options/SARs/RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (*)
	in thousands			in thousands
Outstanding at June 30, 2021	1,794	$1.90
RSUs granted	59	-
Options / SARs / RSUs cancelled/forfeited/expired	(58)	-
Options / SARs exercised and RSUs vested	(155)	$1.52
Outstanding at September 30, 2021 (1)	1,640	$1.93	3.05	$32,768
Exercisable at September 30, 2021 (2)	318	$9.78	3.03	$3,850

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2021 ($21.91 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 1,618 thousand shares of the Company’s common stock as of September 30, 2021. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 296 thousand shares of the Company’s common stock as of September 30, 2021.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at September 30, 2021 with exercise prices above $21.91 per share (the closing price of the Company’s common stock on September 30, 2021) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $21.91	318	$9.78	1,323	$0.05	1,640	$1.93
Above $21.91	-	$-	-	$-	-	$-
Total	318	$9.78	1,323	$0.05	1,640	$1.93

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2021 and 2020 totaled $2,677 and $2,433, respectively.

As of September 30, 2021, there was $11,056 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2021 through 2025.

NOTE K—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the nine months ended September 30, 2021 and 2020 (unaudited) are as follows:

	Nine months ended September 30,
	2021	2020
Components of net periodic benefit cost:
Service cost and amortization of loss	$22	$21
Interest cost	7	8

Net periodic benefit cost	$29	$29

The net pension liability as of September 30, 2021 (unaudited) amounted to $1,016.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 (unaudited):

	Balance as of	Fair value measurements
Description	September 31, 2021	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$2,332	$2,332	$-	$-

Short-term marketable securities
U.S. GSE securities	$-	$-	$-	$-
Corporate debt securities	$27,200	$-	$27,200	$-

Long-term marketable securities
U.S. GSE securities	$727	$-	$727	$-
Corporate debt securities	$58,707	$-	$58,707	$-

Liabilities
Earn-out liability	$1,945	$-	$-	$1,945

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2021 due to the short-term maturity of these instruments.

NOTE M—STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2021, the Company repurchased 367,238 shares of common stock at an average purchase price of $15.56 per share for an aggregate purchase price of $5,716.

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

During the first nine months of 2021, the Company issued approximately 839,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Cordless – This segment includes integrated circuit products targeted for cordless phones sold in retail or supplied by telecommunication service providers. Revenues from this segment amounted to 31% and 39% of the Company’s total revenues for the first nine months of 2021 and 2020, respectively, and 28% and 48% of the Company’s total revenues for the third quarter of 2021 and 2020, respectively.

IoAT (Internet of Audio Things) – This segment includes the following products:

(i)    SmartHome (home gateways and home automation) – Wireless chipset solutions for converged communication at home. Target applications include: home gateway devices supplied by telecommunication service and security providers with DECT/CAT-iq and ULE functionality for data and two-way voice; home automation and home security. Revenues from SmartHome products amounted to 16% and 14% of the Company’s total revenues for the first nine months of 2021 and 2020, respectively, and 18% and 14% of the Company’s revenues for the third quarter of 2021 and 2020, respectively.

(ii)    Unified Communications — Comprehensive suite of solutions for Unified Communications products, including office solutions for businesses of all sizes, from low-cost VoIP terminals with converged voice and data applications, to high-end conferencing systems. Revenues from the Company’s Unified Communications products represented 34% and 28% of its total revenues for the first nine months of 2021 and 2020, respectively, and 38% and 10% of the Company’s revenues for the third quarter of 2021 and 2020, respectively.

(iii)    SmartVoice — SmartVoice hardware and software solutions provide voice activation and recognition, sound event detection (SED), voice enhancement, always-on wake-word detection, far-end noise elimination targeted for mobile phones, mobile headsets/hearables, wearables, tablets, consumer home electronics, security systems and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. SmartVoice includes an active noise cancellation (ANC) solution for hearables (headphones and true wireless stereo (TWS) earbud) applications. Revenues from the Company’s SmartVoice products represented 18% of the Company’s total revenues for both the first nine months of 2021 and 2020, and 16% and 28% of the Company’s revenues for the third quarter of 2021 and 2020, respectively.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2021 and 2020 (unaudited):

	Three months ended September 30,
	Revenues		Income (loss) from operations
	2021	2020	2021	2020
Cordless	$10,518	$12,542	$4,460	$4,449
IoAT	$27,238	$13,478	$549	$(3,035)
Total	$37,756	$26,020	$5,009	$1,414

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2021 and 2020 (unaudited):

	Nine months ended September 30,
	Revenues		Income (loss) from operations
	2021	2020	2021	2020
Cordless	$33,436	$32,538	$13,512	$11,223
IoAT	$72,774	$50,057	$(2,559)	$(9,184)
Total	$106,210	$82,595	$10,953	$2,039

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months periods ended September 30, 2021 (unaudited):

	Three months	Nine months
Income from operations	$5,009	$10,953
Unallocated corporate, general and administrative expenses	(1,648)	(2,897)
Equity-based compensation expenses	(2,677)	(8,212)
Intangible assets amortization expenses	(349)	(1,197)
Amortization of employee retention expenses related to the acquisition of SoundChip	(34)	(534)
Financial income, net	216	951
Total consolidated income (loss) before taxes	$517	$(936)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2020 (unaudited):

	Three months	Nine months
Income from operations	$1,414	$2,039
Unallocated corporate, general and administrative expenses	(628)	(1,728)
Equity-based compensation expenses	(2,433)	(6,546)
Intangible assets amortization expenses	(427)	(636)
Amortization of employee retention expenses related to the acquisition of SoundChip	(250)	(250)
Financial income, net	343	1,535
Total consolidated loss before taxes	$(1,981)	$(5,586)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2021 (unaudited):

	Unrealized gains (losses) on available for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$10	$-	$(479)	$(501)	$(970)
Other comprehensive income (loss) before reclassifications	(100)	-	-	23	(77)
Losses (gains) reclassified from accumulated other comprehensive income	(30)	-	6	-	(24)

Net current period other comprehensive income (loss)	(130)	-	6	23	(101)

Ending balance	$(120)	$-	$(473)	$(478)	$(1,071)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2021 (unaudited):

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)

Gains on available-for-sale marketable securities	(30)	Financial income, net
	-	Provision for income taxes
	(30)	Total, net of income taxes
Gains on cash flow hedges
	-	Research and development
	-	Sales and marketing
	-	General and administrative
	-	Total, before income taxes
	-	Provision for income taxes

	-	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	3	Sales and marketing

	6	Total, before income taxes

	-	Provision for income taxes

	6	Total, net of income taxes

Total reclassifications for the period	$(24)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2021 (unaudited):

	Unrealized gains (losses) on available for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$358	$-	$(491)	$(504)	$(637)
Other comprehensive income (loss) before reclassifications	(456)	31	-	26	(399)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(22)	(31)	18	-	(35)
Net current period other comprehensive income (loss)	(478)	-	18	26	(434)

Ending balance	$(120)	$-	$(473)	(478)	$(1,071)

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2021 (unaudited):

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)

Losses on available-for-sale marketable securities	$(22)	Financial income, net
	-	Provision for income taxes
	(22)	Total, net of income taxes

Gains on cash flow hedges
	(24)	Research and development
	(3)	Sales and marketing
	(4)	General and administrative
	(31)	Total, before income taxes
	-	Provision for income taxes
	(31)	Total, net of income taxes

Losses on components of defined benefit plans	11	Research and development
	7	Sales and marketing
	18	Total, before income taxes
	-	Provision for income taxes
	18	Total, net of income taxes

Total reclassifications for the period	$(35)	Total, net of income taxes

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

The Company recorded grants in the amount of $580 and $704 for the three month periods ended September 30, 2021 and 2020, respectively.

The Company recorded grants in the amount of $2,032 and $1,824 for the nine month periods ended September 30, 2021 and 2020, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●

Our expectations regarding the Agreement and Plan of Merger with Synaptics Incorporation, Inc., a Delaware corporation (“Synaptics”), and Osprey Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Synaptics,  pursuant to which Osprey Merger Sub will merge with and into the company, with the company surviving the merger and becoming a wholly owned subsidiary of Synaptics;

●	Our expectation that revenues from our IoAT businesses will increase in 2021 as compared to 2020;

●	Our expectation that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2021;

●	Our expectation that IoAT business revenues will represent more than two-thirds of our total revenues for 2021;

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

●	Our belief that even as countries and communities start to re-open, we see a continued reliance on these services as many companies will utilize a hybrid model of WFH and in-office work;

●

Our belief that our company is well positioned to service the market trends resulting from the pandemic through our best-in-class product offering for UC endpoints, as well as for portable terminals, headsets, IoT, VUIs, and AI at the edge; and

●	Our belief that our available cash and cash equivalents on September 30, 2021 should be sufficient to finance our operations for the foreseeable future.

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

In July 2020, we completed the acquisition of SoundChip SA, a privately-held Swiss company (“SoundChip”) for an initial purchase price of approximately $15 million and agreed to pay future contingent cash milestone payments of up to $6 million upon the achievement of certain customer and product sales milestones. SoundChip is a leading supplier of active noise cancellation (ANC) technology, engineering services, design tools and production-line test systems for headsets. The acquisition combines SoundChip’s proven capabilities in hybrid ANC with our SmartVoice™ advanced low-power voice processing platform, algorithms, and mixed-signal expertise to streamline the delivery of cutting-edge wireless and true wireless stereo (TWS) headsets, from concept through to manufacturing. SoundChip’s operations were consolidated as of July 1, 2020t and are included in the IoAT segment.

Our innovative products and solutions are foundational to the technological shifts that are accelerated by the pandemic. As a result, we believe we are uniquely positioned to leverage our leadership in the IoAT businesses to meet customers’ needs and allow them to develop innovative products that provide a safer, user friendly, and more productive environment, both at the office and at home. For instance, with more employees working remotely, and offices reconfiguring workspaces to cater to social distancing requirements, high-quality voice-centric communication is essential. In particular, our business is directly benefitting from increased adoption of voice user interfaces, a surge in voice call traffic, and demand for intuitive, seamless, and reliable collaboration tools. The widespread mandatory stay-at-home orders around the globe created a surge in the number of individuals working from home or other remote locations. In this reality, flexible and collaborative work-from-home (WFH) approaches have become essential for preserving business continuity and productivity in the now “elastic” enterprise. Even as countries and communities start to re-open, we see a continued reliance on these services as many companies will utilize a hybrid model of WFH and in-office work. Also, individuals worldwide have recently become sensitive to the health risks of touching commonly-used surfaces, which accelerates the adoption of voice as a user interfaces (VUIs) as a “must have feature” for a broad array of products to address the increasing preference for contactless, germ-free, voice-enabled human-machine interface. Moreover, amid the pandemic, voice call volume increased significantly, which drove demand for the integration of DECT/ULE in home gateways to ensure quality of service and full home coverage. We believe we are well positioned to service the market trends resulting from the pandemic through our best-in-class product offering for UC endpoints, as well as for portable terminals, headsets, IoT, VUIs, and AI at the edge.

In the first nine months of 2021, revenues from our IoAT businesses, namely sales from our Unified Communications, SmartHome and SmartVoice products, were $72.8 million as compared to $50.1 million for the first nine months of 2020 and represented an increase of 45% year-over-year. Revenues from IoAT businesses represented 69% and 61% of total revenues for the comparable periods. Revenues from our Unified Communications products represented 34% of our total revenues for the first nine months of 2021, as compared to 28% of our total revenues for the first nine months of 2020. Revenues from our SmartVoice products represented 18% of our total revenues for the first nine months of 2021, same as for the first nine months of 2020. Revenues from SmartHome products accounted for 16% of our total revenues for the first nine months of 2021, as compared to 14% of our total revenues for the first nine months of 2020. Year-over-year, Unified Communications products increased by 58%, revenues from SmartVoice products increased by 26% and revenues from SmartHome products increased by 46%. Based on a strong pipeline of design wins, our current mix IoAT business products and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our IoAT businesses to increase in 2021, as compared to 2020. We expect such revenues to represent more than two-thirds of our total revenues for 2021. The expected increase in revenues from our IoAT businesses will be driven mainly by all products within this segment.

Our revenues were $106.2 million for the first nine months of 2021, a 29% increase as compared to the first nine months of 2020. Revenue derived from cordless segment represented 31% and 39% of our total revenues for the first nine months of 2021 and 2020, respectively, and increased by 3% for the first nine months of 2021, as compared to the same period in 2020.

Our gross margin increased to 53.7% of our total revenues for the first nine months of 2021 from 50.7% for the same period of 2020, primary due to (i) higher revenues for the first nine months of 2021, as compared to the same period in 2020, (ii) improvement in production yield and direct contribution of certain products in the first nine months of 2021, and (iii) changes in the mix of products sold and mix of customers for the first nine months of 2021, as compared to the first nine months of 2020 (mainly higher proportion of non-cordless products).

Our operating loss was $1.9 million for the first nine months of 2021, as compared to an operating loss of $7.1 million for the first nine months of 2020. The decrease in our operating loss is attributable to an increase in our revenues and gross margins for the first nine months of 2021, as compared to the corresponding period of 2020, partially offset by an increase in our operating expenses for the comparable periods.

Our operating expenses amounted to $58.9 million for the first nine months of 2021, as compared to $49.0 million for the first nine months of 2020. The increase in our operating expenses for the first nine months of 2021, as compared to the same period of 2020, is attributable mainly to (i) an increase of $5.1 million in our research and development expenses for the first nine months of 2021, as compared to the corresponding period of 2020, (ii) an increase of $2.3 million in our sales and marketing expenses for the first nine months of 2021, as compared to the corresponding period of 2020, (iii) an increase of $2.0 million in our general and administrative expenses for the first nine months of 2021, as compared to the corresponding period of 2020, and (iv) an increase of $0.6 million in our amortization of intangible assets in the first nine months of 2021, as compared to the corresponding period of 2020.

As of September 30, 2021, our principal source of liquidity consisted of cash and cash equivalents of $20.4 million and marketable securities, short and long-term deposits of $113.0 million, totaling $133.4 million.

Proposed Acquisition by Synaptics

On August 30, 2021, we entered into an Agreement and Plan of Merger with Synaptics Incorporation, Inc., a Delaware corporation (“Synaptics”), and Osprey Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Synaptics. The consummation of the merger pursuant to the merger agreement is subject to certain closing conditions, including approval by our stockholders. Subject to satisfaction of the closing conditions, we currently expect the acquisition to be completed by year end. See Note 1 in Notes to the Condensed Consolidated Financial Statements for additional information about the merger agreement.

COVID-19

The full impact of the COVID-19 pandemic and its derivations continues to evolve. As such, there is continued uncertainty as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to fully estimate the effects of the COVID-19 outbreak and its derivations on our results of operations, financial condition, liquidity or capital resources for 2021. The following discussion about our results of operations are subject to the future effects of the COVID-19 pandemic and its derivations.

RESULTS OF OPERATIONS

The following tables represent our total revenues and our revenues by product family for the three and nine month periods ended September 30, 2021 and 2020 (dollars in millions):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Total Revenues (1,2)	$37.8	$26.0	45%	$106.2	$82.6	29%
Cordless (3,4)	$10.5	$12.5	(16%)	$33.4	$32.5	3%
Percentage of total revenues	28%	48%		31%	39%
SmartHome (5)	$6.9	$3.7	86%	$17.4	$12.0	46%
Percentage of total revenues	18%	14%		16%	14%
Unified Communications (6)	$14.4	$2.6	458%	$36.2	$23.0	58%
Percentage of total revenues	38%	10%		34%	28%
SmartVoice (7,8)	$6.0	$7.2	(17%)	$19.1	$15.1	26%
Percentage of total revenues	16%	28%		18%	18%
1.

The increase in revenues for the third quarter of 2021 as compared to the same period in 2020 was primarily as a result of an increase in sales of our Unified Communications and SmartHome products. This increase was partially offset by a decrease in sales of our cordless and SmartVoice products for the third quarter of 2021 as compared to the same period of 2020.

2.	The increase in revenues for the first nine months of 2021 as compared to the same period in 2020 was primarily as a result of an increase in sales of all of our products.

3.	The decrease in cordless revenues for the third quarter of 2021 as compared to the same period in 2020 was mainly attributable to decreased demand from our customers.

4.	The increase in cordless revenues for the first nine months of 2021 as compared to the same period in 2020 was mainly attributable to increased demand in all cordless markets as a result of the COVID-19 pandemic which resulted in an increase in voice calls.

5.	The increase of our SmartHome product sales for the third quarter and first nine months of 2021 as compared to the same periods in 2020 is attributable mainly to an increase in customer demand for home gateway and home automation products.

6.	The increase in our Unified Communications product sales for the third quarter and first nine months of 2021, as compared to same periods in 2020, is mainly attributable to a growth in market demand for our Unified Communications products. Within the hybrid work models environment, businesses and employers around the globe had to adapt the office space to cope with the new challenges derived from a hybrid workforce. This precipitated a hardware replacement cycle and purchases of additional devices that support employees at their home or virtual office.

7.	The decrease in our SmartVoice product sales for the third quarter of 2021, as compared to the same period in 2020, was attributable to decreased demand from our customers.

8.

The increase in our SmartVoice product sales for the first nine months of 2021, as compared to the same period in 2020, was attributable to an increase in the number of customers and design wins in this segment, as well as the integration of SoundChip revenues starting from July 1, 2020.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
United States	$2,509	$92	$5,243	$1,601
Japan	2,278	3,242	9,140	9,208
Europe	2,120	2,004	6,138	4,982
Hong-Kong	9,645	9,472	27,712	24,862
China	7,181	6,710	20,651	16,290
Taiwan	12,453	2,712	30,859	20,815
South Korea	1,201	1,410	4,237	3,734
Other	369	378	2,230	1,103
Total revenues	$37,756	$26,020	$106,210	$82,595

Sales to our customers in United States increased for the third quarter and first nine months of 2021 as compared to the same periods of 2020, representing an increase of 2627% and 227% in absolute dollars. The increase in our sales to the United States for the comparable periods resulted mainly from an increase in sales to one of our U.S. customers.

Sales to our customers in Japan decreased for the third quarter of 2021 as compared to the same period of 2020, representing a decrease of 30% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales through our distributor, Nexty Electronics Corporation (“Nexty Electronics”). The decrease in sales to Nexty Electronics resulted mainly from a decrease in sales to Panasonic Communications Ltd. (“Panasonic”).

Sales to our customers in Europe increased for the third quarter and first nine months of 2021 as compared to the same periods of 2020, representing an increase of 6% and 23%, respectively, in absolute dollars. The increase in our sales to Europe for the comparable periods resulted mainly from an increase in sales to one of our German customers.

Sales to our customers in Hong Kong increased for the third quarter and first nine months of 2021, as compared to the same periods of 2020, representing an increase of 2% and 11% in absolute dollars, resulting mainly from an increase in sales to our customer, Meizhou Guo Wei Electronics Co. Ltd (“SGW Global”), representing an increase of 22% and 51% in sales for the comparable periods.

Sales to our customers in China increased for the third quarter and first nine months of 2021, as compared to the same periods of 2020, representing an increase of 7% and 27%, respectively, in absolute dollars. The increase in our sales to China for the comparable periods resulted mainly from an increase in sales to one of our Chinese customers, representing an increase of 5% and 86% in sales for the comparable periods.

Sales to our customers in Taiwan increased for the third quarter and first nine months of 2021, as compared to the same periods of 2020, representing an increase of 359% and 48%, respectively, in absolute dollars. The increase in our sales to Taiwan for the third quarter and first nine months of 2021, as compared to the same periods of 2020, resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”). The increase in sales to Ascend Technology resulted mainly from an increase in sales to Cisco Systems, Inc. (“Cisco”), and other customers in Taiwan.

Sales to our customers in South Korea decreased for the third quarter of 2021, as compared to the same periods of 2020, representing a decrease of 15% in absolute dollars, resulted mainly from a decrease in sales to one of our South Korean customers. Sales to our customers in South Korea increased for the first nine months of 2021, as compared to the same periods of 2020, representing an increase of 13% in absolute dollars, resulted mainly from increased demands from a majority of our customers in South Korea. Sales to other customers increased for the first nine months of 2021, as compared to the same period of 2020, representing an increase of 102% in absolute dollars.

The increase in our sales to other customers for the comparable period resulted mainly from an increase in sales to one of our customers located in Brazil.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three and nine months periods ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
VTech Holdings Ltd.	15%	23%	16%	21%
Cisco	8%	1%	10%	13%
SGW	9%	11%	9%	7%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three and nine-month periods ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Nexty Electronics (1)	6%	11%	8%	10%
Ascend Technology (2)	40%	17%	35%	31%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers. None of those customers accounted for 10% or more of our revenues for the three and nine month periods ended September 30, 2021 and 2020.

(2)

Ascend Technology sells our products to a limited number of customers. One of those customers – Cisco – accounted for 8% and 1% of our total revenues for the three month periods ended September 30, 2021 and 2020, respectively, and 10% and 13% of our total revenues for the nine month periods ended September 30, 2021 and 2020, respectively.

Significant products. Revenues from our digital cordless telephony products represented 31% and 39% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively. Revenues from our digital cordless telephony products represented 28% and 48% of our total revenues for the third quarter of 2021 and 2020, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2021.

Revenues from our Unified Communications products represented 34% and 28% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively. Revenues from our Unified Communications products represented 38% and 10% of our total revenues for the third quarter of 2021 and 2020, respectively.

Revenues from our SmartVoice products represented 18% of our total revenues for both nine month periods ended September 30, 2021 and 2020. Revenues from our SmartVoice products represented 16% and 28% of our total revenues for the third quarter of 2021 and 2020, respectively.

Revenues from our SmartHome products represented 16% and 14% of our total revenues for the nine month periods ended September 30, 2021 and 2020, respectively. Revenues from our SmartHome products represented 18% and 14% of our total revenues for the third quarter of 2021 and 2020, respectively.

Gross profit. Gross profit as a percentage of revenues was 55.3 % for the third quarter of 2020 and 50.8% for the third quarter of 2020. Gross profit as a percentage of revenues was 53.7% for the first nine months of 2021 and 50.7% for the first nine months of 2020. The increase in our gross profit for the comparable periods was primarily due to (i) higher revenues for the third quarter and first nine months of 2021, (ii) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventory obsolesce and logistics personnel.

Research and development expenses, net. Our research and development expenses, net, increased to $10.9 million for the third quarter of 2021 from $8.1 million for the third quarter of 2020. The increase for the third quarter of 2021 was mainly due to (i) an increase in payroll and payroll related expenses in the amount of $1.8 million, as compared to the third quarter of 2020, mostly due to a temporary payroll reduction in the third quarter of 2020 in consideration of the COVID 19 pandemic as compared to a resumption of normal payroll practices in the third quarter of 2021, an increase in the number of employees and decrease in the USD rate versus the Israeli Shekel in the third quarter of 2021, (ii) an increase in development tools expenses and other materials in the amount of $0.5 million, as compared to the third quarter of 2020, (iii) an increase of $0.3 million in overhead expenses allocated to research and development in the third quarter of 2021, as compared to the third quarter of 2020, and (iv) an increase of $0.2 million in equity-based compensation expenses as compared to the third quarter of 2020.

Our research and development expenses, net, increased to $32.0 million for the first nine months of 2021 from $26.9 million for the first nine months of 2020. The increase for the first nine months of 2021 was mainly due to (i) an increase in payroll and payroll related expenses in the amount of $4.3 million, as compared to the first nine months of 2020, mostly due to a temporary payroll reduction in the third quarter of 2020 in consideration of the COVID 19 pandemic as compared to a resumption of normal payroll practices in the third quarter of 2021, an increase in the number of employees and a decrease in the U.S. Dollar versus the Israeli Shekel in the first nine months of 2021, (ii) an increase of $1.1 million in equity based compensation expenses as compared to the first nine months of 2020, and (iii) an increase of $1.0 million in overhead expenses allocated to research and development as compared to the first nine months of 2020. Those increases were partially offset by a decrease in tape out and IP expenses in the amount of $1.3 million, as compared to the first nine months of 2020.

Our research and development expenses, net, as a percentage of our total revenues were 29% and 31% for the three months ended September 30, 2021, and 2020, respectively, and 30% and 33% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in research and development expenses, net, as a percentage of revenues for the third quarter and first nine months of 2021, as compared to the third quarter and first nine months of 2020, was mainly due to an increase in revenues, partially offset by an increase in research and development expenses for the comparable periods.

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

Sales and marketing expenses. Our sales and marketing expenses increased to $5.3 million for the third quarter of 2021 from $4.1 million for the third quarter of 2020. The increase for the third quarter of 2021 was mainly due to (i) an increase in payroll and payroll related expenses in amount of $0.9 million, as compared to the third quarter of 2020, mostly due to a temporary payroll reduction in the third quarter of 2020 in consideration of the COVID 19 pandemic as compared to a resumption of normal payroll practices in the third quarter of 2021, an increase in the number of employees and a decrease in the U.S. dollar versus the Israeli Shekel in the third quarter of 2021 and (ii) an increase of $0.4 million in representatives and distributors sales commissions for the third quarter of 2021 mainly due to increased sales in the third quarter of 2021.

Our sales and marketing expenses increased to $15.8 million for the first nine months of 2021 from $13.6 million for the first nine months of 2020. The increase in sales and marketing expenses for the first nine months of 2021, as compared to the comparable period of 2020, was mainly due to (i) an increase in salaries and payroll related expenses in the amount of $1.7 million for the first nine months of 2021, as compared to the first nine months of 2020, mostly due to a temporary payroll reduction in the third quarter of 2020 in consideration of the COVID 19 pandemic as compared to a resumption of normal payroll practices in the third quarter of 2021, an increase in the number of employees and a decrease in the U.S. dollar versus the Israeli Shekel in the first nine months of 2021, (ii) an increase of $0.6 million in sales commissions for the first nine months of 2021, mainly due to increased sales in the first nine months of 2021, and (iii) an increase of $0.2 million in equity-based compensation expenses for the first nine months of 2021, as compared to the first nine months of 2020. The increase in sales and marketing expenses was partially offset by a decrease of $0.3 million in trade shows and travel expenses for the first nine months of 2021, as compared to the first nine months of 2020.

Our sales and marketing expenses, net, as a percentage of our total revenues were 14% and 16% for the three months ended September 30, 2021 and 2020, respectively, and 15% and 16% for the first nine months of 2021 and 2020, respectively. The decrease as a percentage of our total revenues for the three and nine month periods ended September 30, 2021 as compared to the comparable periods in 2020, was mainly due to an increase in revenues for the comparable periods, partially offset by an increase in sales and marketing expenses in the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses increased to $4.0 million for the third quarter of 2021, from $2.9 million for the third quarter of 2020. The increase in our general and administrative expenses for the third quarter of 2021 was mainly due to (i) an increase of $0.4 million in payroll and payroll related expenses, as compared to the third quarter of 2020, mainly due to a temporary payroll reduction in the third quarter of 2020 in consideration of the COVID 19 pandemic as compared to a resumption of normal payroll practices in the third quarter of 2021, accrual of bonuses under the 2021 executive bonus plans , and a decrease in the U.S. dollar versus the Israeli Shekel in the third quarter of 2021, and (ii) an increase of $0.9 million in legal and accounting expenses for the third quarter of 2021 as compared to the same period in 2020, mostly incurred in connection with the proposed acquisition of the company by Synaptics. The above-mentioned increase was partially offset by a decrease of $0.2 million in consulting expenses (related to the acquisition of SoundChip in the third quarter of 2020) for the third quarter of 2021, as compared to the third quarter of 2020.

Our general and administrative expenses were $9.8 million and $7.8 million for the first nine months of 2021 and 2020, respectively. The increase in general and administrative expenses for the first nine months of 2021, as compared to the comparable period of 2020, was mainly due to (i) an increase in equity-based compensation expenses for the first nine months of 2021 in the amount of $0.3 million as compared to the first nine months of 2020, (ii) an increase of $1 million in professional expenses (mainly legal and accounting expenses incurred in connection with the proposed acquisition of the company by Synaptics and directors and officers insurance expenses) as compared to the first nine months of 2020, (iii) an increase of $0.1 million in investor relations expenses for the first nine months of 2021, as compared to the same period in 2020, and (iv) an increase in payroll and payroll related expenses in amount of $0.8 million in the first nine months of 2021 as compared to the first nine months of 2020, mainly as a result of a temporary payroll reduction in the third quarter of 2020 in consideration of the COVID 19 pandemic as compared to a resumption of normal payroll practices in the third quarter of 2021, accrual of bonuses under the 2021 executive bonus plans , and a decrease in U.S. Dollar versus the Israeli Shekel in the first nine months of 2021. The above-mentioned increase was partially offset by a decrease of $0.2 million in consulting expenses (related to the acquisition of SoundChip in the third quarter of 2020) in the first nine months of 2021 as compared to 2020.

General and administrative expenses as a percentage of our total revenues were 11% for both the three months ended September 30, 2021 and 2020, and 9% for both the first nine months of 2021 and 2020, respectively.

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

A description of the types of products provided by each business segment is as follows:

Cordless – This segment includes integrated circuit products targeted for cordless phones sold in retail or supplied by telecommunication service providers. Revenues from this segment amounted to 31% and 39% of our total revenues for the first nine months of 2021 and 2020, respectively, and 28% and 48% of our total revenues for the third quarter of 2021 and 2020, respectively.

IoAT (Internet of Audio Things) – This segment includes the following products:

(i)   SmartHome (home gateways and home automation) – Wireless chipset solutions for converged communication at home. Target applications include: home gateway devices supplied by telecommunication service and security providers with DECT/CAT-iq and ULE functionality for data and two-way voice; home automation and home security. Revenues from SmartHome products amounted to 16% and 14% of our total revenues for the first nine months of 2021 and 2020, respectively, and 18% and 14% of our revenues for the third quarter of 2021 and 2020, respectively.

(ii)    Unified Communications — Comprehensive suite of solutions for Unified Communications products, including office solutions for businesses of all sizes, from low-cost VoIP terminals with converged voice and data applications, to high-end conferencing systems. Revenues from our Unified Communications products represented 34% and 28% of our total revenues for the first nine months of 2021 and 2020, respectively, and 38% and 10% of our revenues for the third quarter of 2021 and 2020.

(iii)    SmartVoice — SmartVoice hardware and software solutions provide voice activation and recognition, sound event detection (SED), voice enhancement, always-on wake-word detection, far-end noise elimination targeted for mobile phones, mobile headsets/hearables, wearables, tablets, consumer home electronics, security systems and other devices that incorporate our noise suppression and voice quality enhancement HDClear technology. SmartVoice includes an active noise cancellation (ANC) solution for hearables (headphones and true wireless stereo (TWS) earbud) applications. Revenues from our SmartVoice products represented 16% of our total revenues for both first nine month periods of 2021 and 2020, respectively, and 16% and 28% of our revenues for the third quarter of 2021 and 2020.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2021 and 2020:

	Revenues		Income (loss) from operations
	Three months ended September 30,
	2021	2020	2021	2020
	Unaudited

Cordless	$10,518	$12,542	$4,460	$4,449
IoAT	27,238	13,478	549	(3,035)

Total	$37,756	$26,020	$5,009	$1,414

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2021 and 2020:

	Revenues		Income (loss) from operations
	Nine months ended September 31,
	2021	2020	2021	2020
	Unaudited

Cordless	$33,436	$32,538	$13,512	$11,223
IoAT	72,774	50,057	(2,559)	(9,184)

Total	$106,210	$82,595	$10,953	$2,039

Sales to our customers in the Cordless segment decreased for the third quarter of 2021, as compared to the third quarter of 2020, representing a decrease of 16% in absolute dollars. The decrease in cordless revenues for the third quarter of 2021 was mainly attributable to decreased customer demand in all cordless markets.

Sales to our customers in the Cordless segment increase for the first nine months of 2021, as compared to the first nine months of 2020, representing an increase of 3% in absolute dollars. The increase in cordless revenues for the comparable periods was mainly attributable to increased customer demand in all cordless markets as a result of the COVID-19 pandemic which resulted in an increase in voice calls.

Sales to our customers in the IoAT segment increased for the third quarter and first nine months of 2021 as compared to the third quarter and first nine months of 2020, representing an increase of 102% and 45%, respectively, in absolute dollars.

The increase in IoAT revenues for the third quarter and first nine months of 2021 as compared to the same periods in 2020 was mainly attributable to an increase in customer demand for our SmartVoice, Unified communications and SmartHome products.

The reconciliation of segment operating results information to our consolidated financial information is included in Note N to our condensed consolidated financial statements.

Amortization of intangible assets. For the third quarter of 2021 and 2020, we recorded an expense of $0.3 million and $0.4 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. During the first nine months of 2021 and 2020, we recorded an expense of $1.2 million and $0.6 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. The increase in the first nine months of 2021 was attributable to the amortization of intangible assets related to our acquisition of SoundChip in July 2020.

Financial income, net. Financial income, net, amounted to $0.2 and $0.3 million for the three month periods ended September 30, 2021 and 2020, respectively. Financial income, net, amounted to $1.0 million and $1.5 million for the first nine months of 2021 and 2020, respectively. The decrease in financial income in both comparable periods was mainly attributed to the decrease in interest income from marketable securities and deposits.

Provision for income taxes. We had $0.5 million of income tax expenses for the third quarter of 2021 as compared to income tax benefit of $0.1 million for the third quarter of 2020. We had $0.8 million of income tax expenses for the first nine months of 2020, as compared to $0.2 million of income tax benefit for the first nine months of 2020.

The tax expenses for the third quarter of 2021 was mainly attributable to current tax expenses in an amount of $0.6 million, offset to some extent by income tax benefit in the amount of $0.05 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. The income tax benefit for the third quarter of 2020 was attributable to income in the amount of $0.2 million that resulted from changes in deferred taxes related to intangible assets acquired in current and previous acquisitions and equity-based compensation expenses, offset to some extent by $0.1 million of current taxes.

The tax expenses for the first nine months of 2021 was mainly attributable to current tax expenses in an amount of $1.3 million, offset to some extent by income tax benefit in the amount of $0.4 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. The income tax benefit for the first nine months of 2020 was attributable to income in the amount of $0.25 million that resulted from changes in deferred taxes related to intangible assets acquired in current and previous acquisitions and equity-based compensation expenses, offset to some extent by $0.1 million of current taxes.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first nine months of 2021, we generated $12.0 million of cash and cash equivalents from our operating activities, as compared to $5.9 million of cash generated from our operating activities for the first nine months of 2020. The increase in net cash provided from operating activities for the first nine months of 2021, as compared to the first nine months of 2020, was mainly as a result of the decrease in net loss for the first nine months of 2021 compared to the first nine months of 2020.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2021, we purchased $38.9 million of marketable securities and short-term deposits, compared to $80.3 million purchased during the first nine months of 2020. During the first nine months of 2021, $29.3 million of marketable securities and short-term deposits matured and were called by the issuers, as compared to $54.9 million during the first nine months of 2020. During the first nine months of 2021 and 2020, $7.0 million and $24.6 million, respectively, of marketable securities were sold. As of September 30, 2021, the amortized cost of our marketable securities and deposits was $112.5 million and their stated market value was $112.4 million representing $0.1 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.9 and $0.7 million, for the first nine months of 2021 and 2020, respectively.

Financing activities. During the first nine months of 2021, we paid an aggregate purchase price of $5.7 million to repurchase approximately 367,000 shares of common stock at an average purchase price of $15.56 per share.

During the first nine months of 2020, we paid an aggregate purchase price of $3.7 million to repurchase approximately 305,000 shares of common stock at an average purchase price of $12.26 per share.

In addition, during the first nine months of 2021, we received $0.9 million upon the exercise of employee and director stock options. During the first nine months of 2020, we received $1.5 million upon the exercise of employee and director stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. At September 30, 2021, there are no shares of our common stock which are available for repurchase under our board-authorized share repurchase program.

As of September 30, 2021, we had cash and cash equivalents totaling approximately $20.4 million and marketable securities and time deposits of approximately $112.4 million. Out of total cash, cash equivalents and marketable securities of $132.8 million, $123.1 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at September 30, 2021 was approximately $69.0 million, compared to $64.9 as of September 30, 2020. The increase in working capital was mainly due to (i) net cash generated from operating activities from September 30, 2020 through September 30, 2021. The above-mentioned increase was partially offset by the repurchase of our common stock in the amount of $5.7 million from September 30, 2020 through September 30, 2021 and the replacement of cash and cash equivalents with long term marketable securities.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize. In that event, the market price for our common stock could decline, and you may lose all or part of your investment. The risk factors below are intended to supersede in their entirety the risk factors contained in “Item 1. A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Trends, Risks and Uncertainties Related to Our Business

Any failure of our pending acquisition by Synaptics to be completed may adversely affect our business, financial condition, results of operations, cash flows and stock price.

We face a risk that the proposed acquisition of the company by Synaptics might not be completed or completed on the terms currently agreed to. Each of our and Synaptics’ obligations, as applicable, to complete the transaction is subject to a number of conditions specified in the merger agreement we entered into with Synaptics, including, among others: (i) receipt by the requisite stockholder approval at the special meeting to be held on November 29, 2021; (ii) the absence of governmental injunctions or other legal restraints prohibiting the transaction, and (iii) the absence of a material adverse effect with respect to us. There can be no assurance that these conditions to the completion of the transaction will be satisfied in a timely manner or at all. If the transaction is not completed, our stockholders will not receive the proposed merger consideration of $22.00 per share in cash.

If the acquisition is not completed, we may suffer consequences that could adversely affect our business, results of operations and share price, including the following:

●	our directors, management and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the transaction;

●	we will have incurred significant transaction costs;

●	our continuing business relationships with customers, business partners and employees may be adversely affected;

●	the trading price of our stock could be adversely affected;

●	the other contractual and legal remedies available to us in the event of termination of the merger agreement may be insufficient, costly to pursue or both;

●	the potential adverse perception of the market on our prospects; and

●	the termination fee that may become payable by us to Synaptics upon termination of the merger agreement under specified circumstances.

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

Sales of our digital cordless telephony products comprised 31% of our total revenues for the first nine months of 2021 and 39% for the same period of 2020. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period to period, will account for a substantial portion of our revenues in any period.

The following table represents our sales from our 10% and above customers as a percentage of our total revenues for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
10% Customers	2021	2020
VTech	16%	21%
Cisco	10%	13%

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and Unified Communications products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% and 98% of our total revenues for the first nine months of 2021 and 2020, respectively. Furthermore, we have material operations in Germany, United Kingdom, Hong Kong, China and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 93% and 100% of our total revenues for the third quarter of 2021 and 2020. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth information with respect to repurchases of our common stock during the third quarter ended September 30, 2021.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (July 1, 2021 to July 30, 2021)	27,885	14.91	27,885	-
Month #2 (August 1, 2021 to August 31, 2021)	-	-	-	-
Month #3 (September 1, 2021 to September 30, 2021)	-	-	-

Our board of directors has previously approved a number of shares repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. At September 30, 2021, no shares of our common stock were available for repurchase under our board-authorized share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit 2.1

Agreement and Plan of Merger by and among DSP Group, Inc., Synaptics Incorporated and Osprey Merger Sub, Inc., dated as of August 30, 2021 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2021)

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

DSP GROUP, INC. (Registrant)

Date: November 9, 2021	By:	/s/ Dror Levy

Dror Levy, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)